Form 10QSB
period 2000-03-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2000-07-06
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-29991

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        91-1987288
(State of incorporation)                 (I.R.S. Employer Identification Number)


                                61 B Fawcett Road
             Coquitlam, British Columbia, Canada V3K 6V2 (address of
                     principal executive offices) (Zip Code)


                                 (604) 526-5890
                           --------- ----------------
              (Registrant's telephone number, including area code)




   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]





As of June 30, 2000, the Company had 4,570,525 shares of Common Stock issued and outstanding..

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                   (Unaudited)

















CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           LUNA TECHNOLOGIES INTERNATIONAL, INC.

                                CONSOLIDATED BALANCE SHEETS




                                                      March 31,       December
                                                        2000          31, 1999
--------------------------------------------------------------------------------
                                                    (Unaudited)

                                        ASSETS

CURRENT ASSETS

  Cash                                                   $584          $21,809

     Accounts receivable                              122,606                -

     Prepaid expenses                                   7,833                -

     Inventory                                          8,500                -

  Due from related parties                                  -            8,119
--------------------------------------------------------------------------------

                                                      139,523           29,928

  FURNITURE AND EQUIPMENT, net of depreciation         27,128            8,468
--------------------------------------------------------------------------------

                                                     $166,651          $38,396

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued liabilities            $33,647           $8,266

  Notes payable (Note 4)                              150,000          150,000

  Due to related parties (Note 5)                      61,177                -
--------------------------------------------------------------------------------

                                                      244,824          158,266
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

     Capital stock

       Common stock, $0.0001 par value, 30,000,000
shares authorized 4,500,000 issued and outstanding        450              450

       Convertible preferred stock, $0.0001 par value,
5,000,000 shares authorized 70,525 issued and outstanding   7                3

  Additional paid-in capital                           145,093          72,997

  Accumulated deficit                                 (223,559)       (192,962)

  Accumulated other comprehensive income (loss)           (164)           (358)
--------------------------------------------------------------------------------

                                                       (78,173)       (119,870)
--------------------------------------------------------------------------------

                                                   $   166,651         $38,396

================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                Three Months
                                                                Ended March
                                                                 31, 2000
--------------------------------------------------------------------------------

SALES                                                           $  221,447

COST OF SALES                                                      133,827
--------------------------------------------------------------------------------

GROSS MARGIN                                                        87,620
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES

  Consulting                                                        21,844
  Depreciation                                                       1,779
  Office and general                                                43,003
  Professional fees                                                 23,805
  Salaries and benefits                                             27,789
--------------------------------------------------------------------------------
                                                                   118,217
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                         $  (30,597)
================================================================================

BASIC NET LOSS PER SHARE                                         $   (0.01)
================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       4,500,000
================================================================================





The accompanying notes are an integral part of these interim consolidated financial statements

                           LUNA TECHNOLOGIES INTERNATIONAL, INC.

                   INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE PERIOD FROM MARCH 25, 1999 (INCEPTION) TO MARCH 31, 2000

                                        (Unaudited)



                                                                                                        Accumulated
                               Preferred Stock          Common Stock                                      other
                                                                            Additional  Accumulated    Comprehensive
                                                                             Paid In     Deficit           Income         Total
                                                                             Capital                       (loss)
                           Number of                  Number of
                            shares         Amount      shares       Amount
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for        -            $-        4,500,000      $450    $4,050         $-               $-           $4,500
cash

Preferred stock issued       34,475          3               -          -    68,947          -                -           68,950
for cash

Net loss for the period        -             -               -          -        -       (192,962)            -         (192,962)

Currency translation           -             -               -          -        -           -              (358)           (358)
adjustment
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999  34,475           3         4,500,000      450    72,997       (192,962)         (358)       (119,870)

Preferred stock issued      36,050           4               -          -    72,096          -                -           72,100
for cash

Net loss for the period        -             -               -          -         -        (30,597)           -          (30,597)

Currency translation           -             -               -          -         -           -              194             194
adjustment
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000     70,525          $7          4,500,000     $450   $145,093     $(223,559)       $(164)       $(78,173)
====================================================================================================================================








The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                  Three Months
                                                                  Ended March
                                                                    31, 2000
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                      $    (30,597)
  Adjustments to reconcile net loss to net cash
from operating activities:
  - depreciation                                                      1,776
  - accounts receivable                                            (122,606)
  - prepaid expenses                                                 (7,833)
  - inventory                                                        (8,500)
  - accounts payable                                                 25,381
--------------------------------------------------------------------------------

  NET CASH USED IN OPERATING ACTIVITIES                            (142,379)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                                        (20,436)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from related parties                                      69,296
  Proceeds on sale of preferred stock                                72,100
--------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                                  141,396
--------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 194
--------------------------------------------------------------------------------

DECREASE IN CASH                                                    (21,225)

CASH, BEGINNING OF PERIOD                                            21,809
--------------------------------------------------------------------------------

CASH, END OF PERIOD                                                   $ 584
================================================================================






The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2000
--------------------------------------------------------------------------------

                  NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on March 25, 1999 in the state of Delaware. The Company commenced operations April 30, 1999 and by agreement effective as of that date, acquired proprietary technology and patent rights from Luna Technology Inc. ("LTBC"), a private British Columbia company with certain directors and shareholders in common with the Company. In addition, by agreement effective November 15, 1999, the Company acquired proprietary technology and the trademark rights to "LUNA" and "LUNAPLAST" from Douglas Sinclair, an officer and employee of LTBC, which relate to the acquired Photoluminescent technology (Refer to Note 3). During 1999 the Company was in the Development Stage however, as of January 1, 2000, the Company has commenced commercial production as is no longer in the Development Stage.

This technology is used for the development and production of photoluminescent signage, wayfinding systems and other novelty products with applications in marine, commuter rail, subway, building and toy markets.

The company has filed a Form 10SB registration and amendment with the United States Securities and Exchange Commission and intends to raise $975,000, net of offering costs, by way of a Regulation D Offering of Preferred Shares at $2.00 per share. As at March 31, 2000 $141,050 has been raised.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2000 the Company has a working capital deficiency of $105,301. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary Luna Technologies (Canada) Ltd. ("LTC"), a company incorporated  June  9,  1999  in the  province  of  British  Columbia.  LTC  was incorporated to conduct all future business activities in Canada. All significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Furniture and Equipment
Furniture and equipment are stated at cost. Depreciation is computed by the straight-line method on estimated useful lives of two to five years.

Research and development costs

Ongoing product and technology research and development costs are expensed as incurred.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

--------------------------------------------------------------------------------

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, the Company has determined of the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Revenue recognition
The Company recognizes revenue when products have been picked up by or delivered to customers and invoices have been rendered.


NOTE 3 - ACQUISITION OF TECHNOLOGY RIGHTS
--------------------------------------------------------------------------------

By agreement effective April 30, 1999, the Company acquired proprietary technology from LTBC by way of an assignment of the patent rights to a Photoluminescent Light Emitter with Enhanced Photometric Brightness Characteristics. In consideration for this assignment, the Company issued a $90,000 non-interest-bearing promissory note to LTBC due on or before June 30, 2000. LTBC had originally acquired the patent rights by agreement dated November 27, 1997 from Kimberly Landry, a director of the Company, and Douglas Sinclair (the "Inventors"). The original patent application was filed by the Inventors on November 17, 1997 and is pending final approval.

In addition, by agreement effective November 15, 1999, the Company acquired from Douglas Sinclair the proprietary technology and batching formulations for the production and manufacturing of Photoluminescent PV Sheets, Photoluminescent Vinyl Rolls and Photoluminescent Paints as well as the trademark rights to LUNA and LUNAPLAST for the above mentioned products. In consideration for this acquisition, the Company issued a $60,000 non-interest-bearing promissory note to Doug Sinclair due on or before November 30, 2000.

For accounting purposes the Company has recorded the costs of these acquisitions as research and development expenses based on a nil carrying value of the technology rights of the related party vendors.


NOTE 4 - NOTES PAYABLE

Pursuant to the acquisitions as described in Note 3, the Company has the following notes payable:

                                                                       1999
                                                                    ----------

            Luna Technologies Inc. - Non-interest bearing, due       $ 90,000
            June 30, 2000
            Douglas Sinclair - Non-interest bearing, due November      60,000
            30, 2000
                                                                    ----------

                                                                    $ 150,000
                                                                    ==========

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period certain directors and an officer of the Company incurred expenses totalling $20,671 on behalf of the company. In addition, net advances of $48,625 were made to the Company by LTBC leaving $61,177 payable by the Company at March 31, 2000. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment. (Refer to Notes 1, 3 and 4)


NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

During the period ended December 31, 1999 the company issued 4,500,000 shares of common stock at $0.0001 per share for proceeds of $4,500 pursuant to Regulation 504 of the Securities Act of 1933.

During the periods ended December 31, 1999 and March 31, 2000 respectively, the Company issued 34,475 and 36,050 shares of preferred stock at $2.00 per share for proceeds of $68,950 and $72,100 pursuant to Regulation 504 of the Securities Act of 1933. Each share of preferred stock is voting, is entitled to non-cumulative cash dividends at the rate of $0.20 per share per year, and may be converted into 1.10 shares of common stock at any time prior to May 31, 2000. As at March 31, 2000 no preferred share conversions have been exercised.


NOTE 7 - INCOME TAXES

The Company has net operating loss carryforwards for tax purposes which will expire, if not utilized, beginning in 2006.

The Company has deferred tax assets related to the net operating loss carryovers the realization of which appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the period.


NOTE 8 - COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

Uncertainty Due to the Year 2000 Issue
The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the Company, including those related to customers, suppliers, or other third parties, have been fully resolved.

Commitments
The Company has entered into leases on its premises for the period from January 1, 2000 to October 31, 2001 at a total of $1,751 per month.

During March 2000, LTC entered into agreements to lease two automobiles at a total of $692 per month for 48 months.

During February 2000, LTC entered into an agreement to lease certain office equipment at $173 per month for 60 months.

During the period, one year renewable management agreements were signed between LTC and both Doug Sinclair and Kimberly Landry for $ 3,500 per month and $ 3,100 per month respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND PLAN OF OPERATION

      During the three months ended March 31, 2000 the Company's operations used $142,379 in cash. During this same period the Company purchased $20,436 of equipment. The Company satisfied its cash requirements during this period with proceeds received from the private sale of its preferred stock as well as loans from LTI and the Company's officers and directors.

      The Company anticipates that its capital needs during the year ending December 31, 2000 will be as follows:

      $535,000 for corporate expenses, $145,000 for research relating to the development of advanced strontium aluminate PL materials, $90,000 for payment for the technology and patent rights purchased from an affiliated corporation, LTI, $60,000 for payment for the proprietary technology and trademarks from Douglas Sinclair, $20,000 for office equipment, office furniture and leasehold improvements, $13,000 for warehouse equipment, and $12,000 for trade show equipment.

      The Company's research and development program consists of purchasing luminosity testing and laboratory equipment having an estimated cost of $35,000. The balance of $110,000 is projected to be spent on staff, independent consultants and material costs for luminosity testing, development and testing of PL pigments, paints, powder coatings and Underwriters Laboratory (UL) certification.

      The Company anticipates that it will add three full time employees by December 31, 2000.

      The Company has commenced its sales and marketing activities with agents and representatives appointed in Australia, Canada and the United States.

      The Company plans to attend the following trade shows this year:

o     ASTM Toronto, Canada - June 2000
o  American  Bureau  of  Shipping  (ABS)  Halifax  Nova  Scotia - Summer  2000
o International  Electrical  Society (IES)  Washington DC - August 2000
o National Safety  Council  Conference  - Fall 2000
o  Maritrends  (Marine  trade show) San Francisco - Fall 2000)

      The Company began producing Lunaplast on a commercial basis in November 1999. Between January 1, 2000 and April 30, 2000 the Company had sales of $221,000 As of April 30, 2000 the Company had a backlog, representing firm orders for delivery of Lunaplast prior to June 30, 2000, of approximately $125,000.

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses during the Company's initial year of operations, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its capital stock or borrow funds from private lenders. In addition, if during the year ending December 31, 2000, the Company suffers additional losses, the Company will need to obtain additional capital in order to continue operations. The Company expects to satisfy its cash needs during the year ending December 31, 2000 through the private sale of the Company's common and preferred stock or loans from private lenders. There can be no assurance that the Company will be successful in obtaining additional funding.

                                     PART II
                                OTHER INFORMATION



Item 2. Changes in Securities and Use of Proceeds

      During the three months ended March 31, 2000 the Company sold 36,050 shares of its Series A Preferred Stock for $72,100 in cash. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the sale of these shares. The Preferred Shares sold during the quarter are "restricted securities" as that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                              Luna Technologies International, Inc.



                              By:  /s/ Robert H. Humber
                                   Robert H. Humber, President



                              By:  /s/ Kimberly Landry
                                   Kimberly Landry, Principal Financial Officer
                                   and Secretary



                              Date:   July 5, 2000