Form 10QSB
period 2000-06-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2000-08-14
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]





As of June 30, 2000, the Company had 4,577,578 shares of Common Stock issued and outstanding.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (Unaudited)










CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                           June 30,    December
                                                             2000      31, 1999
--------------------------------------------------------------------------------
                                                         (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                     $ 62,878    $ 21,809
     Accounts receivable                                      8,952           -
     Inventory                                                5,800           -
     Prepaid expenses                                        10,201           -
  Due from related parties                                        -       8,119
--------------------------------------------------------------------------------
                                                             87,831      29,928

        FURNITURE AND EQUIPMENT, net of depreciation         25,235       8,468
--------------------------------------------------------------------------------

                                                           $113,066     $38,396
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                 $ 54,673     $ 8,266
  Notes payable (Note 4)                                    120,000     150,000
  Due to related parties (Note 5)                           111,638           -
--------------------------------------------------------------------------------
                                                            286,311     158,266
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
     Capital stock
       Common stock, $0.0001 par value,
         30,000,000 shares authorized
         4,577,578 issued and outstanding
         (1999 - 4,500,000 shares)                             458          450
     Convertible preferred stock, $0.0001 par value,
         5,000,000 shares authorized NIL issued and
         outstanding (1999 - 34,475 shares)                      -            3
  Additional paid-in capital                               145,092       72,997
  Accumulated deficit                                     (319,526)    (192,962)
  Accumulated other comprehensive income (loss)                731         (358)
--------------------------------------------------------------------------------
                                                          (173,245)    (119,870)
--------------------------------------------------------------------------------
                                                         $ 113,066     $ 38,396
================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                     Three Months Ended   Six Months    March
                                          June 30,                     25,1999
                                                          Ended June (inception)
                                     2000         1999     30, 2000    to June
                                                                      30, 1999
--------------------------------------------------------------------------------

SALES                               $6,009        $ -     $ 227,456    $ -
COST OF SALES                        2,917          -       136,744      -
--------------------------------------------------------------------------------

GROSS MARGIN                         3,092          -        90,712      -
RESEARCH INCOME                     15,011          -        15,011      -
--------------------------------------------------------------------------------
                                    18,103          -       105,723      -
--------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                        22,393          -        44,237      -
  Depreciation                       2,576          -         4,352      -
  Office and general                33,487         55        76,490     55
     Professional fees              24,191        257        47,996    257
  Research and development
    (Note 3)                             -     90,000             -   90,000
  Salaries and benefits             31,423          -        59,212      -
--------------------------------------------------------------------------------
                                   114,070     90,312       232,287   90,312
--------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD          $(95,967)   $(90,312)    $(126,564) $(90,312)
================================================================================
BASIC NET LOSS PER SHARE           $(0.02)     $(0.02)       $(0.03)   $(0.02)
================================================================================
WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING     4,525,859   4,500,000     4,512,930  4,500,000
================================================================================





The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM MARCH 25, 1999 (INCEPTION) TO JUNE 30, 2000

                                   (Unaudited)



                                                                                                         Accumulated
                               Preferred Stock          Common Stock                                       other
                                                                               Additional  Accumulated  Comprehensive
                                                                                Paid In     Deficit        Income      Total
                                                                                Capital                    (loss)

                                 Number of            Number of
                                  shares      Amount   shares         Amount
--------------------------------------------------------------------------------------------------------------------------

===========================
Common stock issued for              -    $      -   4,500,000   $     450   $    4,050      $  -    $       - $
cash                                                                                                                  4,500
===========================

===========================
Preferred stock issued          34,475           3           -           -       68,947          -            -      68,950
for cash
===========================

===========================
Net loss for the period              -           -           -           -            -  (192,962)            -    (192,962)
===========================

===========================
Currency translation                 -           -           -           -            -          -        (358)       (358)
adjustment
------------------------------------------------------------------------------------------------------------------------------------

===========================
Balance, December 31, 1999      34,475           3   4,500,000         450       72,997  (192,962)        (358)   (119,870)
===========================

===========================
Preferred stock issued          36,050           4           -           -       72,096          -            -     72,100
for cash
===========================

===========================
Preferred stock converted
to
===========================
  Common stock                (70,525)         (7)      77,578           8          (1)          -            -         -
===========================

===========================
Net loss for the period              -           -           -           -            -  (126,564)            -    (126,564)
===========================

===========================
Currency translation                 -           -           -           -            -          -        1,089       1,089
adjustment
------------------------------------------------------------------------------------------------------------------------------------

===========================
Balance, June 30, 2000               -    $      -   4,577,578      $  458    $ 145,092  $(319,526)     $ 731    $(173,245)
====================================================================================================================================





The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                      Three Months Ended
                                           June 30,       Six Months    March
                                                                       25,1999
                                                          Ended June (inception)
                                     2000          1999    30, 2000    to June
                                                                      30, 1999
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss for the period       $ (95,967)    $ (90,312)  $(126,564) $(90,312)
  Adjustments to reconcile
   net loss to net cash from
   operating activities:
     - depreciation                 2,576             -       4,352         -
     - research and development         -        90,000           -    90,000
     - accounts receivable        113,654             -      (8,952)   (4,500)
     - inventory                    2,700             -      (5,800)        -
     - prepaid expenses            (2,368)            -     (10,201)        -
     - accounts payable            21,026           312      46,407       312
--------------------------------------------------------------------------------
   NET CASH FROM ( USED IN)
       OPERATING ACTIVITIES        41,621             -    (100,758)   (4,500)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES
  Purchase of capital assets         (683)            -     (21,119)        -
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES
  Proceeds from sale of
    common stock                        -             -           -    4,500
  Proceeds from sale of
    preferred stock                     -             -      72,100        -
  Promissory note advances         60,000             -      60,000        -
  Promissory note repayments      (90,000)            -     (90,000)       -
  Advances from related parties    50,461             -     119,757        -
--------------------------------------------------------------------------------
NET CASH FROM FINANCING
ACTIVITIES                         20,461             -     161,857    4,500
--------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                    895             -       1,089        -
--------------------------------------------------------------------------------

INCREASE IN CASH                   62,294             -      41,069        -

CASH, BEGINNING OF PERIOD             584             -      21,809        -
--------------------------------------------------------------------------------
CASH, END OF PERIOD           $    62,878       $     -  $   62,878    $   -
================================================================================



The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2000
--------------------------------------------------------------------------------

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

The Company completed a Form 10SB registration with the United States Securities and Exchange Commission effective May 15, 2000. To March 31, 2000 $141,050 had been raised by way of a Regulation D Offering of Preferred Shares at $2.00 per share and as of May 31, 2000, these preferred shares were converted to common shares. (Refer to Note 6)

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2000 the Company has a working capital deficiency of $198,480. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
In the opinion of management,  the accompanying interim  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, and its results of operations for the six-month period ending June 30, 2000 and its cash flows for the six-month period ending June 30, 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year.

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

Revenue recognition
The Company recognizes revenue when products have been shipped.


NOTE 3 - ACQUISITION OF TECHNOLOGY RIGHTS

By agreement effective April 30, 1999, the Company acquired proprietary technology from LTBC by way of an assignment of the patent rights to a Photoluminescent Light Emitter with Enhanced Photometric Brightness Characteristics. In consideration for this assignment, the Company issued a $90,000 non-interest-bearing promissory note to LTBC which was due on or before June 30, 2000 and was paid during the period. LTBC had originally acquired the patent rights by agreement dated November 27, 1997 from Kimberly Landry, a director of the Company, and Douglas Sinclair (the "Inventors"). The original patent application was filed by the Inventors on November 17, 1997 and is pending final approval.

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


NOTE 4 - NOTES PAYABLE

Pursuant to the acquisitions as described in Note 3, the Company has a $60,000 note payable to Douglas Sinclair which is non-interest bearing, and is due November 30, 2000.

In addition, during the period the Company borrowed to satisfy working capital requirements and has a note payable of $60,000 which bears interest at 30% per annum and is due August 15, 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2000 certain directors and an officer of the Company incurred expenses, accrued salaries and made net advances to the Company totalling $90,258. In addition, net repayments of $29,499 were made to the Company by LTBC leaving $111,638 payable by the Company at June 30, 2000. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment. (Refer to Notes 1, 3, 4 and 8)

NOTE 6 - CAPITAL STOCK

During the initial period ended December 31, 1999 the company issued 4,500,000 shares of common stock at $0.0001 per share for proceeds of $4,500 pursuant to Regulation 504 of the Securities Act of 1933.

During the periods ended December 31, 1999 and March 31, 2000 respectively, the Company issued 34,475 and 36,050 shares of preferred stock at $2.00 per share for proceeds of $68,950 and $72,100 pursuant to Regulation 504 of the Securities Act of 1933. Each share of preferred stock is voting, is entitled to non-cumulative cash dividends at the rate of $0.20 per share per year, and may be converted into 1.10 shares of common stock at any time prior to May 31, 2000. As at June 30, 2000, the 70,525 previously outstanding preferred shares were converted into 77,578 common shares leaving no preferred shares outstanding at June 30, 2000.

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

NOTE 8 - COMMITMENTS

The Company has entered into various lease commitments which include the Company's premises and certain automobile and office equipment for a total of $2,716 per month with terms ranging from 16 to 66 months.

During the first quarter, one year renewable management agreements were signed between LTC and both Doug Sinclair and Kimberly Landry for $ 3,500 per month and $ 3,100 per month respectively.

                      Management's Discussion and Analysis

Results of Operations

For the six months ended June 30, 2000 sales were $227,456 and research income, net of expenses amounted to $15,011. There is no comparative sales information for the previous year as commercial production of the Company's products only commenced in November 1999. Subsequent to June 30, 2000 sales and outstanding purchase orders were in excess of $150,000.

General and Administrative expenses were $232,287 for the six month period June 30, 2000 and $114,070 in the quarter. Included in general and administrative expenses are consulting fees of $44,237 ($22,393 in the quarter), office and general expenses of $76,490 ( $33,487 in the quarter), professional fees of $47,996 ($24,191 in the quarter) and salaries and benefits of $59,212 ($31,423 in the quarter). During the comparative quarter in 1999, research and development costs were $90,000 as the Company recorded the acquisition costs of technology rights as nil.

For the quarter ended June 30, 2000 the Company had a net loss of $95,967 and $126,564 for the six months ended June 30, 2000 or 2 cents and 3 cents per share respectively.

During the quarter the Company considered it appropriate to complete research on additional products to complement the Company's current products. The Company was successful in producing resin compounds for use in extrusion processing and injection molding. The Company also produced a new film and is in the process of testing the film for smoke and flame-spread ratings. The Company developed software in the quarter for in-house and on-site photoluminescence analysis

Liquidity and Capital Resources

During the six months ended June 30, 2000 the Company's operations used $100,758 in cash. During the quarter the Company paid a promissory note of $90,000 which was due June 30, 2000. The note was issued in 1999 in connection with the acquisition of technology rights. During this six month period $22,119 was spent to acquire capital assets.

During the quarter the Company borrowed funds for working capital purposes. At June 30, 2000 an amount of $60,000 was outstanding in respect of these borrowings. During the six-month period proceeds of $72,100 were received from the sale of preferred stock. The preferred stock was converted into common shares during the quarter ending June 30, 2000. The Company's officers and directors loaned $119,757 to the Company during the six months ended June 30, 2000.

At June 30, 2000 the Company had a working capital deficiency of $(194,480). The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and on generating revenues which will exceed the Company's expenses.

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      During the six months ended June 30, 2000 the Company sold 36,050 shares of its Series A Preferred Stock for $72,100 in cash. The Company relied upon the exemption provided by Section 4 (2) of the Securities Act of 1933 in connection with the sale of these shares. The Preferred Shares sold during the quarter are "restricted securities" as that term is defined in Rule 144 of the Securities and Exchange Commission.

      During the three months ended June 30, 2000 the Company issued 77,578 shares of its common stock upon the conversion of all outstanding shares of the Company's Series A Preferred stock. The Company relied upon the exemption provided by Section 3(a)9 of the Securities Act of 1933 in connection with the issuance of these shares.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                      Luna Technologies International, Inc.



                           By:  /s/ Robert H. Humber
                                    Kimberly Landry, President



                           By:  /s/ Kimberly Landry
                                    Kimberly Landry, Principal Financial Officer


                           Date:     August 9, 2000