Form 10QSB
period 2000-09-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2000-11-14
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]




      As of September 30, 2000, the Company had 4,577,578 shares of Common Stock issued and outstanding.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (Unaudited)









CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                         September    December
                                                         30, 2000     31, 1999
--------------------------------------------------------------------------------
                                                        (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash                                                 $     -     $ 21,809
     Accounts receivable                                    3,831            -
     Inventory                                             40,442            -
     Prepaid expenses                                       6,612            -
     Due from related parties                                   -        8,119
--------------------------------------------------------------------------------

                                                           50,885       29,928

FURNITURE AND EQUIPMENT, net of depreciation               22,425        8,468
--------------------------------------------------------------------------------

                                                       $   73,310    $  38,396
===============================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Bank overdraft                                     $   2,319     $      -
     Accounts payable and accrued liabilities              88,877        8,266
     Refundable deposits                                   27,128
     Notes payable (Note 4)                               108,400      150,000
     Due to related parties (Note 5)                      114,448            -
--------------------------------------------------------------------------------
                                                          341,172      158,266
--------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
     Capital stock
       Common stock, $0.0001 par value, 30,000,000
          shares authorized
          4,577,578 issued and outstanding (1999 -
          4,500,000 shares)                                   458         450
       Convertible preferred stock, $0.0001 par value,
          5,000,000 shares authorized
          NIL issued and outstanding (1999 - 34,475 shares)     -           3
     Additional paid-in capital                            145,092     72,997
     Accumulated deficit                                  (423,880)  (192,962)
     Accumulated other comprehensive income (loss)          10,468       (358)
------------------------------------------------------------------------------
                                                          (267,862)  (119,870)
-------------------------------------------------------------------------------
                                                        $   73,310   $ 38,396
==============================================================================


          The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three          Nine
                                        Months        Months      March 25,1999
                                        Ended          Ended      (inception)to
                                     September 30,  September 30,  September 30
                                    2000     1999      2000           1999
-------------------------------------------------------------------------------
SALES                             $49,012   $   -    $ 276,468      $      -
COST OF SALES                      19,652       -      156,396             -
-------------------------------------------------------------------------------
GROSS MARGIN                       29,360       -      120,072             -
RESEARCH INCOME, net                    -       -       15,011             -
-------------------------------------------------------------------------------
                                   29,360       -      135,083             -
-------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                       28,361       -       72,598             -
  Depreciation                      2,810       -        7,162             -
  Office and general               44,375     276      120,865           331
  Professional fees                15,124   1,934       63,120         2,191
  Research and development         11,644       -       11,644        90,000
  Salaries and benefits            31,400       -       90,612             -
-------------------------------------------------------------------------------
                                  133,714   2,210      366,001        92,522
-------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD         (104,354) $(2,210)   $(230,918)     $(92,522)

===============================================================================


BASIC NET LOSS PER SHARE        $  (0.02) $ (0.00)   $   (0.05)     $  (0.02)
==============================================================================
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING           4,577,578    4,500,000   4,534,479     4,500,000
==============================================================================






          The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE PERIOD FROM MARCH 25, 1999 (INCEPTION) TO SEPTEMBER 30, 2000

                                   (Unaudited)

                                                                                                         Accumulated
                               Preferred Stock           Common Stock        Additional                    other
                             Number of               Number of                Paid In    Accumulated   Comprehensive
                              shares      Amount       shares      Amount     Capital      Deficit     Income (Loss)       Total
-----------------------------------------------------------------------------------------------------------------------------------
Common stock issued for cash        -    $     -     4,500,000    $   450     $  4,050    $      -        $      -        $  4,500
    cash

Preferred stock issued         34,475          3             -          -       68,947           -               -          68,950
   for cash

Net loss for the period             -          -             -          -            -    (192,962)              -        (192,962)

Currency translation                -          -             -          -            -           -            (358)           (358)
   adjustment
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999     34,475          3      4,500,000       450       72,997    (192,962)           (358)       (119,870)

Preferred stock issued         36,050          4              -        -        72,096           -               -          72,100
  for cash

Preferred stock converted
   to Common stock           (70,525)         (7)        77,578        8            (1)          -               -               -

Net loss for the period            -           -              -        -             -    (230,918)              -        (230,918)

Currency translation               -           -              -        -             -           -          10,826          10,826
   adjustment
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30,             -      $    -      4,577,578    $ 458      $145,092   $(423,880)       $ 10,468       $(267,862)
   2000
===========================================================================================================================






          The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           Three Months Ended    Nine Months Ended     March 25,1999
                                             September 30,         September 30,      (inception) to
                                            2000        1999          2000           September 30, 1999
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period               $(104,354)    $(2,210)     $ (230,918)           $ (92,522)
  Adjustments to reconcile net loss
    to net cash from operating
activities:
     - depreciation                         2,810           -           7,162                    -
     - research and development                 -           -               -               90,000
     - accounts receivable                  5,121       4,500          (3,831)                   -
     - inventory                          (34,642)          -         (40,442)                   -
     - prepaid expenses                     3,589           -          (6,612)                   -
     - accounts payable                    34,204       2,103          80,611                2,415
     - refundable deposits                 27,128           -          27,128                   -
--------------------------------------------------------------------------------------------------
 NET CASH FROM ( USED IN)
  OPERATING ACTIVITIES                    (66,144)      4,393        (166,902)               (107)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                    -           -         (21,119)                  -
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                            2,319          -           2,319                   -
  Proceeds from sale of common stock             -          -               -               4,500
  Proceeds from sale of preferred stock          -          -          72,100                   -
  Promissory note advances                   3,400          -          63,400                   -
  Promissory note repayments               (15,000)         -        (105,000)                  -
  Advances from related parties              2,810         87         122,567                  87
-------------------------------------------------------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES          (6,471)        87         155,386               4,587
-------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                           9,737          -          10,826                   -
-------------------------------------------------------------------------------------------------

      INCREASE (DECREASE) IN CASH          (62,878)     4,480         (21,809)              4,480

CASH, BEGINNING OF PERIOD                   62,878          -          21,809                   -
-------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                       $      -   $  4,480        $      -             $ 4,480
==================================================================================================



          The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)
                                 - -----------
------------------------------------------------------------------------------

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

The company completed a Form 10SB registration with the United States Securities and Exchange Commission effective May 15, 2000. To March 31, 2000 $141,050 had been raised by way of a Regulation D Offering of Preferred Shares at $2.00 per share and as of May 31, 2000, these preferred shares were converted to common shares. (Refer to Note 6)

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2000 the Company has a working capital deficiency of $290,287 and has incurred losses since inception. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations.

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

Inventory

Inventory is carried at the lower of cost and net realizable value.

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

In addition, during the period the Company borrowed to satisfy working capital requirements and has a note payable, net of repayments, of $45,000 plus accrued interest of $3,400 calculated at a rate of 30% per annum and is due November 22, 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2000 certain directors and an officer of the Company incurred expenses, accrued salaries and made net advances to the Company totalling $93,068. In addition, net repayments of $29,499 were made to the Company by LTBC leaving $114,448 payable by the Company at September 30, 2000. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment. (Refer to Notes 1, 3, 4 and 8).

NOTE 6 - CAPITAL STOCK

During the initial period ended December 31, 1999 the company issued 4,500,000 shares of common stock at $0.0001 per share for proceeds of $4,500 pursuant to Regulation 504 of the Securities Act of 1933.

During the periods ended December 31, 1999 and March 31, 2000 the Company issued 34,475 and 36,050 shares of preferred stock at $2.00 per share for proceeds of $68,950 and $72,100 respectively, pursuant to Regulation 504 of the Securities Act of 1933. Each share of preferred stock is voting, is entitled to non-cumulative cash dividends at the rate of $0.20 per share per year, and may be converted into 1.10 shares of common stock at any time prior to May 31, 2000. In the period ended September 30, 2000, the 70,525 outstanding preferred shares were converted into 77,578 common shares leaving no preferred shares outstanding.

Refer to Note 9.

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

During the first quarter of 2000, one year renewable management agreements were signed between LTC and both Doug Sinclair and Kimberly Landry for $ 3,500 per month and $ 3,100 per month respectively.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30, 2000 the Company completed a private placement of 33,333 restricted shares of Common Stock at $1.50 per share for proceeds of $50,000.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Results of Operations.

For the nine months ended September 30, 2000 sales were $276,468. In addition, research revenue, net of expenses amounted to $15,011. There is no comparative sales information for the previous year as commercial production of the Registrant's products only commenced in November 1999. Subsequent to September 30, 2000 outstanding purchase orders were approximately $265,000.

General and administrative expenses were $366,001 for the nine-month period ended September 30, 2000 and $133,714 in the quarter. Included in general and administrative expenses are consulting fees of $72,598 ($28,361 in the quarter), office and general expenses of $120,865 ( $44,375 in the quarter), professional fees of $63,120 ($15,124) in the quarter) and salaries and benefits of $90,612
($31,400 in the quarter). In addition, research and development costs were $11,644 for the nine months ended September 30, 2000. During the comparative quarter in 1999, research and development costs were $90,000 as the Registrant recorded the acquisition costs of technology rights as nil.

For the nine months ended September 30, 2000 the Registrant had a net loss of $230,918 or 5 cents per share. For the quarter ended September 30, 2000 the Registrant had a net loss of 2 cents per share.

During the nine-month period ended September 30, 2000 the Registrant continued research on additional photoluminescent products to complement the Registrant's two principal products: PVC vinyl film and PVC rigid sheets. The Registrant was successful in producing resin compounds for use in extrusion processing and injection molding. The Registrant also successfully produced a new vinyl film. In addition the Registrant developed software in the nine-month period for in-house and on-site photoluminescence analysis.

Liquidity and Capital Resources.

During the nine months ended September 30, 2000 the Registrant's operations used $166,902 in cash. During the nine-month period the Registrant paid a promissory note of $90,000 due June 30, 2000. The note was issued in 1999 in connection with the acquisition of technology rights. During this nine-month period, funds of $21,119 were used to acquire capital assets.

At September 30, 2000, the Registrant has a note payable, net of repayments, of $45,000. The funds were borrowed for working capital purposes. The note, plus accrued interest of $3,400 calculated at a rate of 30% per annum, is due November 22, 2000. During the nine-month period proceeds of $72,100 were received from the sale of the Registrant's preferred stock. The preferred stock was converted to common shares as at May 31, 2000. The Registrant's officers and directors loaned $122,567 to the Registrant during the nine-month period ended September 30,2000.

At September 30, 2000 the Registrant had a working capital deficiency of $290,287. The ability of the Registrant to continue as a going concern is dependent on the Registrant raising additional capital and on generating future successful profitable operations.

Subsequent to September 30, 2000 the Registrant completed a private placement of 33,333 restricted shares of common stock at $1.50 per share for proceeds of $50,000.

                                     PART II
                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending September 30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                      Luna Technologies International, Inc.



                              By:  /s/ Robert H. Humber
                                 -----------------------------------------
                                  Robert H. Humber, President



                              By:  /s/ Kimberly Landry
                                 -------------------------------------------
                                  Kimberly Landry, Principal Financial Officer



                              Date:    November 14, 2000
                                     -----------------------------------