Form 10KSB
period 2000-12-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2001-04-13
CIK 1085217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000
                                       OR
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

Commission File No. 0-25474

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
           ----------------- ---------------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                     91-1987288
         ------------------------                      ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)

       61B Fawcett Road
       Coquitlam, British Columbia, Canada                    V3K 6V2
    -----------------------------------------------        --------------
    (Address of Principal Executive Office)                   Zip Code

Registrant's telephone number, including Area Code: (604) 526-5890 Securities registered pursuant to Section 12(b) of the Act:
None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      X
                                     YES     NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $403,580.

The aggregate market value of the voting stock held by non-affiliates of the Company it is not know since as of April 2, 2001 the Company's common stock was not publicly traded.

As of April 2, 2001 the Company had 4,610,911 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

     The Company was incorporated on March 25, 1999 in Delaware to develop, manufacture and sell photoluminescent products (High Performance Photoluminescent Lighting, "HPPL") used for emergency lighting, signs and markings, wayfinding systems and novelty products with applications in marine, commuter, rail, subway, building and toy markets. The Company conducts business in Canada through its wholly-owned Canadian subsidiary, Luna Technologies (Canada) Ltd.

      The Company's executive offices are located at 61B Fawcett Road, Coquitlam, British Columbia, Canada V3K 6V2. The Company's telephone number is
(604) 526-5890, its facsimile number is (604) 526-8995, its email address is luna_technologies@telus.net, and its web page address is www.lunaplast.com.

      From the date of its incorporation and through December 31, 2000 the Company had cumulative losses of $(522,214). There can be no assurance that the Company will ever earn any profits.

      Phosphorescent (also referred to as photoluminescent) materials emit light continuously when they are excited by ultraviolet or visible light. However, unlike fluorescent materials, when the excitation source is extinguished, phosphorescent materials continue to emit light. It is this light (called afterglow) that people refer to as "glow-in-the-dark". The afterglow decreases (or decays) over time after the excitation source has been extinguished.

      Although  many  people   associate  the  word   "photoluminescence"   with
"glow-in-the-dark" toys and novelties, in the lighting industry, photoluminescent products such as marker tapes and signs are commonly used to delineate emergency escape routes and danger areas, and to mark equipment, pipes, tools and working and accident prevention clothing.

      Photoluminescent signs and markers are used in a variety of situations, including office buildings, industrial sites, passenger ships, offshore drilling platforms, underground mines, and aircraft. The use of photoluminescent materials for life safety applications is recommended or mandated in numerous building codes, fire safety codes, and transportation standards.

      Most photoluminescent products are composed of inorganic pigments that can be incorporated into paint, plastic films, enamels, and flexible and rigid molded plastics. Typical products include adhesive vinyl tapes, rigid polyvinyl chloride (PVC) marker strips, and silk-screened plastic signage. Photoluminescent enamel-coated sheet metal and ceramic products are also available.

      The main pigment commonly used in photoluminescent glow-type products is a zinc sulphide compound emitting a yellowish-green light. This material performs well when subjected to high ambient lighting levels but the decay rate is rather rapid. The Company's current LUNAplast pigment material, Strontium Aluminate, has a performance level 20 x that of zinc-based products. In addition, the decay curve for strontium-based products is measured in hours as opposed to minutes for zinc-based items.

      Strontium Aluminate is more expensive than zinc sulphide and takes slightly longer to charge, but can "store" more light, making it much more suitable for use in locations where ambient light levels are low. Strontium Aluminate also offers much brighter and longer-lasting photoluminescence.

      Although Strontium Aluminate PL material is superior to products made with zinc sulphide, the process required to manufacture Strontium Aluminate PL is very complex and manufacturers were unable to cost effectively produce Strontium Aluminate PL products in commercial quantities.

      Between January 1995 and October 1999, Douglas Sinclair, presently the chief executive officer of the Company's Canadian subsidiary, developed the proprietary technology, formulas and processes needed to commercially manufacture Strontium Aluminate PL products on a cost-effective basis. The resulting product, referred to by the Company as Lunaplast, is up to 20 x times brighter than commercial zinc sulphide products, and is clearly visible after many hours of total darkness. During this same period of time, Mr. Sinclair and Kimberly Landry, an officer and director of the Company, developed an advanced Strontium Aluminate HPPL material which is four times brighter than the Company's Lunaplast product. Mr. Sinclair and Ms. Landry filed a patent application pertaining to this invention with the U.S. Patent and Trademark Office in November 1997. For a nominal consideration Mr. Sinclair and Ms. Landry assigned the rights in November 1997 to the patent application and related technology to Luna Technologies Inc. ("LTI"), a corporation formed by Ms. Landry in December 1994.

     In April 1999 the Company acquired from LTI the rights to the patent application and related technology assigned to LTI by Mr. Sinclair and Ms. Landry. In consideration for this assignment, the Company agreed to pay LTI $90,000, without interest, on or before June 30, 2000. As of March 20, 2001 the patent application assigned to the Company was pending before the U.S. Patent and Trademark Office.

      In November 1999, the Company acquired from Mr. Sinclair the proprietary technology required to manufacture Lunaplast into PVC sheets, vinyl rolls and paints as well as the trademark rights to these products. In consideration for the assignment of this technology and the trademarks, the Company agreed to pay Mr. Sinclair $60,000, without interest, or before November 30, 2000.

      During 2000 the Company developed the processes required to manufacturer Strontium Aluminate PL products using vacuum forming, extrusion, and injection molding techniques.

      Lunaplast is available in flexible vinyl and rigid PVC sheets. In addition, a wide range of polymer compounds for extrusions and injection molding was added during the year. The substantial increase in performance opens up a completely new range of opportunities in life safety. Direct replacement of electrical exit signs (standards are currently being written by Underwriters

Laboratories) is expected to be a market for photoluminescent materials in the near future.

      The Company began producing Lunaplast on a commercial basis during fiscal 2000. During the year ended December 31, 2000 the Company had sales of $403,580. As of April 2, 2001 the Company had a backlog, representing firm orders for delivery of Lunaplast prior to December 31, 2001, of approximately $135,000.

      During the year ended December 31, 2000 one customer accounted for 70% of the Company's gross revenues and another customer accounted for 17% of the Company's gross revenues. The loss of either of these customers would have a material adverse effect on the Company.

Manufacturing

      Lunaplast is a three-part laminate, consisting of one base layer of highly reflective white material of PVC or vinyl, one mid-layer of photoluminescent PVC or vinyl impregnated with the Company's proprietary Strontium Aluminate polymer compound, and one top layer of clear PVC or vinyl with UV and fire-resistant properties.

      All aspects of the Company's manufacturing process are subcontracted to various third parties which formulate, mix and produce Lunaplast to the Company's specifications. Once the manufacturing process is complete, Lunaplast is sold to fabricators which use Lunaplast in a variety of end user products. All subcontractors involved in manufacturing Lunaplast have agreed to maintain the confidential nature of the Company's proprietary manufacturing technology.

      The Company does not have any long-term agreements with any of the third parties involved in manufacturing Lunaplast. The Company believes that alternative manufacturers are available which could produce Lunaplast on short notice and without disrupting product delivery schedules.

      Management anticipates that the advanced Strontium Aluminate HPPL material, which is the subject of the Company's pending patent application, will be the basis for the next generation of the Company's photoluminescent products and will be vital to the Company's ability to compete in the photoluminescent industry. However, and as is the case with Lunaplast, this new material will require complex manufacturing processes. The Company believes that this new product will not be ready for commercial production until March 2002 at the earliest. Specific market needs may change and further research may be required to refine the product and process required to manufacture this new product.

Sales and Marketing

      World markets for photoluminescent lighting products are in the marine (shipping and cruise lines), transportation and commuter industry, and in the commercial, institutional and industrial retrofit and new building construction sector, in which the need for photoluminescent emergency lighting and wayfinding signage systems has risen sharply over the last two decades. A third primary marker is "glow-in-the-dark" toys and novelties.

      The Company believes that the world market for HPPL lighting is underdeveloped due largely to the low illumination delivered by zinc sulphide products. The Company plans to build interest and sales for Lunaplast products in established markets around the world. The Company's marketing plan includes advertising in trade magazines, exhibiting at industry tradeshows, direct mail campaigns, soliciting editorial coverage from naval architecture, building design, architecture and lighting industry publications and distributing product samples, videos and brochures to designers and developers. The Company's website will also be used as a means to distribute product information to interested parties quickly.

      The Company markets its products through its officers and through independent sales representatives. As of April 2, 2001 the Company had six independent sales representatives which were marketing Lunaplast in North America, Australia and New Zealand.

Competition

      No single company dominates the world marketplace. Instead, a number of small and medium-sized firms are active within regional markets in Europe, the U.S. and elsewhere. Some producers include companies such as Permalight AG of Germany (Europe and North America), Safe T Glow (UK and U.S.), Datrex (U.S.), Jalite (UK), Everglow (Europe) and Existalight (Europe and U.S.). It is difficult to determine annual sales volumes and revenues for these firms, as most are privately held.

      Although there are several manufacturers and distributors of photoluminescent products the Company believes it has a significant advantage over its competitors as a result of its proprietary manufacturing processes and cost effective approach to the production of Strontium Aluminate-based HPPL materials in commercial quantities. The Company also plans to be competitive in the HPPL industry by developing advanced Strontium Aluminate materials, enhancing formulation and focusing on higher volumes with a resultant lower cost of production. During the twelve-month period ending December 31, 2001 the Company plans to spend $40,000 on research relating to the development of advanced strontium aluminate PL materials.

Office Space

      The Company leases approximately 2,400 square feet of executive office space at 61B Fawcett Road, Coquitlam, British Columbia at a monthly rental of $809. The lease on this space expires on October 31, 2001.

      The Company subleases approximately 1,500 square feet of office space located at 61A Fawcett Road, Coquitlam, British Columbia at a monthly rental of $507. The lease on this space expires on October 31, 2001.

Employees

    As of April 2, 2001 the Company had six full-time employees including Douglas Sinclair and Kimberly Landry. See Item 9 of this report. As of March 20, 2001 the Company did not have any part time employees. Contingent upon the Company raising sufficient capital, the Company plans to hire additional employees as may be required by the level of the Company's operations.

    See Item 12 of this report for information concerning sales of the Company's common stock to officers, directors, and various third parties.

ITEM  2. DESCRIPTION OF PROPERTIES See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

      Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      As of March 20, 2001 there were 116 owners of the Company's common stock. The Company expects that on April 28, 2001 its common stock will begin trading on the OTC Bulletin Board under the symbol LTII.

      Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

      The provisions in the Company's Articles of Incorporation relating to the Company's preferred stock would allow the Company's directors to issue preferred stock with rights to multiple votes per share and dividends rights which would have priority over any dividends paid with respect to the Company's common stock. The issuance of preferred stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

Results of Operations.

      For the year ended December 31, 2000 sales were $403,580. There is no comparative sales information for the previous year as commercial production of the Company's products began in fiscal 2000.

Liquidity and Capital Resources.

      During the period ended December 31, 1999, the Company's operations used $33,690 in cash. During this same period the Company purchased $9,474 of capital assets and repaid $8,119 advanced to the Company by LTI. During this period the Company satisfied its cash requirements with the proceeds from the sale of its common stock and preferred stock in private offerings.

      During the year ended December 31, 2000 the Company's operations used $160,797 in cash. During this year the Company purchased $21,720 of capital assets and paid promissory notes totaling $150,000 which were issued in 1999 to acquire technology rights from LTI and Douglas Sinclair. During this year the Company satisfied its cash requirements with a loan from Kimberly Landry ($60,000), loans from an unrelated third party and proceeds from the sale of common stock and preferred stock in private offerings.

      The Company anticipates that its capital needs during the year ending December 31, 2001 will be as follows:

      $450,000 for corporate expenses, $40,000 for research relating to the development of advanced strontium aluminate PL materials, and $82,600 to repay amounts borrowed from Kimberly Landry and another third party.

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses of the Company during the Company's initial year of operations, the Company's operations have not been a source of liquidity. At December 31, 2000 the Company had a working capital deficiency of $(228,360). The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and on future profitable operations. To that end the Company is seeking financing to expand its operations and for working capital purposes. There can be no assurance that the Company will be successful in obtaining additional funding.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following sets forth certain information concerning the present management of the Company:

   Name                 Age       Position with Company

 Douglas Sinclair       52       Chief Executive Officer of Luna Technologies
                                 (Canada), Ltd., a wholly owned subsidiary of the Company

 Robert H. Humber       57       President and a Director

 Kimberly Landry        35       Secretary and a Director

      Douglas Sinclair has been the Chief Executive Officer of the Company's Canadian subsidiary since January 1, 2000. Between 1995 and October 1999 Mr. Sinclair provided consulting services to LTI in the areas of research, development and marketing. Prior to 1995 Mr. Sinclair was an independent consultant to companies engaged in developing, manufacturing and marketing photoluminescent products.

      Robert Humber has been the President of the Company and a director since April 1999. Between July 1996 and November 1999 Mr. Humber was the president of LTI. Prior to July 1996 Mr. Humber worked with Douglas Sinclair and Kimberly Landry in developing photoluminescent products. For the past twenty-three years Mr. Humber has also been an independent investigator and security consultant providing services to law enforcement agencies and private industry.

      Kimberly Landry has been the Secretary of the Company, as well as a director since April 1999. Since December 1994 Ms. Landry has also been an officer and director of LTI.

      Mr. Sinclair is the common law husband of Ms. Landry.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth in summary form the compensation received by the Company's executive officers during the fiscal year ended December 31, 2000.

                          Annual Compensation            Long Term Compensation
                    ------------------------------------------------------------
                                                          Re-
                                             Other       stric-
                                             Annual       ted
Name and                                     Compen-     Stock        Options
Principal           Fiscal Salary   Bonus    sation      Awards       Granted
Position             Year    (1)     (2)      (3)         (4)           (5)
---------           ------ -------  -------  ------      ------       -------

Douglas Sinclair,   2000  $40,000     --       --           --            --
Robert H. Humber,   2000  $18,000                           --            --
Kimberly Landry     2000  $36,000     --       --           --            --

(1)  The dollar value of base salary (cash and non-cash) received.

(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of December 31, 2000.

      Name                          Shares                 Value *
      ----                          ------                 -------
      Douglas Sinclair               1,000           $       1,500
      Robert H. Humber             800,000              $1,200,000
      Kimberly Landry            1,580,000              $2,370,000

* The Company's common stock was not publicly traded as of December 31, 2000. For purposes of this table, the value was deemed to be $1.50 per share, which is the effective price at which the Company's restricted common stock was being sold in a private offering as of October 23, 2000.

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table. No stock options have been granted to date.

      The Company's Canadian subsidiary has an employment agreement with Douglas Sinclair whereby the subsidiary has agreed to pay Mr. Sinclair a salary of $3,300 per month during the twelve-month period ending December 31, 2001.

      The Company's Canadian subsidiary has an employment agreement with Kimberly Landry whereby the subsidiary has agreed to pay Ms. Landry a salary of $3,000 per month during the twelve-month period ending December 31, 2001.

      The Company has an employment agreement with Robert H. Humber to pay a salary of $2,000 per month for the nine-month period commencing April 1, 2001.

      The following shows the amount which the Company and its Canadian subsidiary expect to pay to its officers during the twelve-month period ending December 31, 2001, and the time which the Company's executive officers and technical advisor plan to devote to the Company's business

                                Proposed               Time to be Devoted
    Name                      Compensation            To Company's Business

    Douglas Sinclair             $40,000                      100%
    Robert H. Humber             $18,000                       80%
    Kimberly Landry              $36,000                      100%

      The Company's Board of Directors may increase the compensation paid to the
Company's   officers   depending  upon  the  results  of  the  Company's  future
operations.

Long Term Incentive Plans - Awards in Last Fiscal Year

    None.

Employee Pension, Profit Sharing or Other Retirement Plans

     Except as provided in the Company's employment agreements with its executive officers, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

      Standard Arrangements. At present the Company does not pay its directors for attending meetings of the Board of Directors, although the Company may adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

      Other Arrangements. During the year ended December 31, 2000, and except as disclosed elsewhere in this registration statement, no director of the Company received any form of compensation from the Company.

Stock Option and Bonus Plans

      The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 300,000 shares of the Company's Common Stock, less the number of shares already optioned under both this Plan and the Non-Qualified Stock Option Plan. The Incentive Stock Option Plan became effective on March 15, 2000 and will remain in effect until March 15, 2010 unless terminated earlier by action of the Board. Only officers, directors and key employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

      In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

      1.   Options granted pursuant to the Plan must be exercised no later than:

            (a) The expiration of thirty (30) days after the date on which an option holder's employment by the Company is terminated.

            (b) The expiration of one year after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's disability or death.

      2. In the event of an option holder's death while in the employ of the Company, his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

      3. The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

      4. Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant.

      5. The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning the Company's stock which represents more than 10% of the total combined voting power of all classes of stock).

      Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 400,000 shares of the Company's Common Stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Non-Qualified Stock Option Plan became effective on March 15, 2000 and will remain in effect until March 15, 2010 unless terminated earlier by the Board of Directors. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

      Options granted pursuant to the Plan not previously exercised terminate upon the date specified when the option was granted.

      Stock Bonus Plan. Up to 300,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

      Other Information Regarding the Plans. The Plans are administered by the Company's Board of Directors. The Board of Directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Board of Directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Board of Directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Board of Directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the Board of Directors payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Board of Directors.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board of Directors when the shares were issued.

      The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

      The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

      Summary. The following sets forth certain information as of April 2, 2001, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                               Total        Shares                  Remaining
                               Shares    Reserved for     Shares     Options/
                              Reserved   Outstanding   Issued As       Shares
Name of Plan                 Under Plan    Options    Stock Bonus   Under Plan
------------                 ----------  ------------ -----------   ----------

Incentive Stock Option Plan  300,000          --          N/A       300,000
Non-Qualified Stock Option
  Plan                       400,000          --          N/A       400,000
Stock Bonus Plan             300,000         N/A           --       300,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of April 2, 2001.

                                     Shares of
Name and Address                    Common Stock              Percent of Class
----------------                    -------------           --------------------

Douglas Sinclair                        1,000 (1)                  (2)
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3

Robert H. Humber                      800,000                   17.35%
130581/239th Ave., N.E
Seattle, WA  98125-4614

Kimberly Landry                     1,580,000                   34.27%
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3

William Donovan                       438,000                    9.50%
37 Saratoga Drive
Dartmouth, Nova Scotia
Canada  B2X 5P9

Linda Scott                           400,000                     8.7%
34955 Devon Crescent
Abbotsford, British Columbia
CanadaV2S 2X5

Brian Sims                            208,693                     4.5%
#201-1575 West Georgia Street
Vancouver, British Columbia
Canada  V6G 1R

All Officers and Directors
  as a Group (3 persons)            2,381,000                     5.2%

(1) Mr. Sinclair is the common law husband of Ms. Landry. As a result, Mr. Sinclair may be deemed the beneficial owner of the shares owned by Ms. Landry. On December 15, 1999 Mr. Sinclair acquired 1,000 shares of the Company's common stock from Brian Sims.

(2)  Less than 1%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In April 1999 the Company issued shares of its common stock to the persons, in the amounts, and for the consideration set forth below:

                                 Number
   Name                         of Shares             Consideration

Douglas Sinclair                     --                       --
Robert H. Humber                800,000                  $   800
Kimberly Landry               1,580,000                   $1,580
Other third parties           2,120,000                   $2,120

     Mr. Sinclair may be deemed the beneficial owner of the shares owned by Ms. Landry by virtue of his common law relationship with Ms. Landry.

      In April 1999 the Company acquired from LTI, a corporation formed by Ms. Landry in December 1994, the rights to the Company's patent application and related technology. The patent application and related technology were assigned to LTI by Mr. Sinclair and Ms. Landry in November 1997. In consideration for the assignment of these rights, the Company paid LTI $90,000 during the year ended December 31, 2000. As of March 20, 2001 the patent application assigned to the Company was pending before the U.S. Patent and Trademark Office.

      In November 1999, the Company acquired from Mr. Sinclair the proprietary technology required to manufacture Lunaplast into PVC sheets, vinyl rolls and paints as well as the trademark rights to these products. In consideration for the assignment of this technology and the trademarks, the Company paid Mr. Sinclair $60,000 during the year ended December 31, 2000.

      In the opinion of the Company's management, the transactions between the Company and its officers, directors, and related parties were on terms as favorable to the Company as those which could have been obtained from unrelated third parties.

      On December 15, 1999 Mr. Sinclair acquired 1,000 shares of the Company's common stock from Brian Sims, a principal shareholder of the Company.

      During the year ended December 31, 2000 the Company borrowed $60,000 from Kimberly Landry. The loan is unsecured, bears interest at 10% per year and is payable on October 1, 2001.

      In January 2001 the Company acquired from LTI office and production equipment, as well as the rights to certain tradenames used by the Company. In consideration for these assets the Company agreed to pay LTI $41,142 prior to June 30, 2001.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit
Number         Exhibit Name                                         Page Number
-------        ------------                                         -----------

Exhibit 3      Articles of Incorporation and Bylaws                     *
                                                                      -----

Exhibit 4      Instruments Defining the Rights of Security Holders

Exhibit 4.1    Incentive Stock Option Plan                              *
                                                                      -----

Exhibit 4.2    Non-Qualified Stock Option Plan                          *
                                                                      -----

Exhibit 4.3    Stock Bonus Plan                                         *
                                                                      -----

Exhibit 10     Material Contracts

Exhibit 10.1   Agreement relating to purchase of patent rights          *
                                                                      -----

Exhibit 10.2   Assignment of patent rights                              *
                                                                      -----

Exhibit 10.3   Agreement relating to purchase of proprietary
               technology and trademarks                                *
                                                                      -----

Exhibit 10.4   Assignment of trademarks                                 *
                                                                      -----

Exhibit 10.5   Non-Compete Agreement                                    *
                                                                      -----

* Incorporated by reference to the same exhibit filed as part of the Company's Registration Statement on Form 10-SB.

8-K Reports

      During the quarter ending December 31, 2000 the Company did not file any reports on Form 8-K.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2000 AND 1999






AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  LABONTE & CO.
                     C H A R T E R E D A C C O U N T A N T S


1205 - 1095 West Pender Street
Vancouver, BC  Canada
V6E 2M6
Telephone (604) 682-2778
Facsimile (604) 689-2778
Email:      rjl@labonteco.com




                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Luna Technologies International, Inc.

We have audited the consolidated balance sheets of Luna Technologies International, Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000 and the period from March 25, 1999 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and the changes in stockholders' equity and cash flows for the year ended December 31, 2000 and the period from March 25, 1999 (inception) to December 31, 1999 in accordance with generally accepted accounting principles in the United States.


                                                             "LaBonte & Co."

                                                          CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 15, 2001

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the Stockholders and Board of Directors dated March 15, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.


                                                           "LaBonte & Co."

                                                         CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 15, 2001

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,    December 31,
                                                        2000            1999
--------------------------------------------------------------------------------

                                    ASSETS
CURRENT ASSETS
  Cash                                              $  13,812       $  21,809
     Accounts receivable                                2,000               -
     Inventory                                          3,134               -
     Prepaid expenses                                   6,173               -
--------------------------------------------------------------------------------
                                                       25,119          21,809
DUE FROM RELATED PARTIES                                    -           8,119

FURNITURE AND EQUIPMENT, net of depreciation           20,639           8,468
--------------------------------------------------------------------------------
                                                    $  45,758       $  38,396
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities         $  102,582       $   8,266
  Refundable deposits                                  68,263               -
  Notes payable (Note 3)                                    -         150,000
  Loans payable (Note 4                                82,634               -
--------------------------------------------------------------------------------
                                                      253,479         158,266
DUE TO RELATED PARTIES (Note 5)                       115,074               -
--------------------------------------------------------------------------------
                                                      368,553         158,266
--------------------------------------------------------------------------------
CONTINGENCIES (Notes 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Capital stock (Note 6)
     Common stock, $0.0001 par value, 30,000,000
     shares authorized 4,610,911 (1999 - 4,500,000)
     shares issued and outstanding                        461            450
  Convertible  preferred stock, $0.0001 par
     value, 5,000,000 shares authorized
     NIL (1999 - 34,475) issued and outstanding             -              3
  Additional paid-in capital                          195,089         72,997
  Accumulated Deficit                                (522,214)      (192,962)
  Accumulated other comprehensive income (loss)         3,869           (358)
--------------------------------------------------------------------------------
                                                     (322,795)      (119,870)
--------------------------------------------------------------------------------
                                                    $  45,758      $  38,396
================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    March
                                                    Year ended     25,1999
                                                     December    (inception)
                                                     31, 2000    to December
                                                                  31, 1999
--------------------------------------------------------------------------------
SALES                                               $   403,580     $       -
COST OF SALES                                           280,985             -
------------------------------------------------------------------------------
GROSS MARGIN                                            122,595             -
------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                             94,716        13,902
  Depreciation                                            9,549         1,006
  Interest                                               11,630             -
  Management fees                                        94,000             -
  Office and general                                    110,426        12,739
  Professional fees                                      85,972        13,758
  Rent                                                   20,256         1,557
  Research and development (Note 3)                       2,076       150,000
  Wages and benefits                                     23,222             -
------------------------------------------------------------------------------
                                                        451,847       192,962
------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                            $  (329,252)  $  (192,962)
==============================================================================

 BASIC NET LOSS PER SHARE                          $     (0.07)  $     (0.04)

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          4,550,509     4,500,000










The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM MARCH 25, 1999 (INCEPTION) TO DECEMBER 31, 2000



                               Preferred Stock          Common Stock                               Accumulated
                                                                           Additional                 other
                                                                             Paid In   Accumulated Comprehensive
                                                                             Capital     Deficit      Income      Total
                                                                                                      (loss)
                            Number of               Number of
                             shares      Amount      shares      Amount
---------------------------------------------------------------------------------------------------------------------------
Common  stock  issued  for           -      $    -   4,500,000     $   450    $  4,050    $      -      $     - $
cash                                                                                                                 4,500

Preferred   stock   issued      34,475           3           -           -      68,947           -            -     68,950
for cash

Net loss for the period              -           -           -           -           -   (192,962)            -  (192,962)

Currency translation                 -           -           -           -           -           -        (358)      (358)
adjustment
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      34,475           3   4,500,000         450      72,997   (192,962)        (358)  (119,870)

Preferred   stock   issued      36,050           4           -           -      72,096           -            -     72,100
for cash

Conversion of preferred
stock Into common stock         (70,525)         (7)      77,578           8         (1)           -            -          -

Common  stock  issued  for           -           -        33,333           3      49,997           -            -     50,000
cash

Net loss for the period              -           -           -           -           -   (329,252)            -  (329,252)

Currency translation                 -           -           -           -           -           -        4,227      4,227
adjustment
---------------------------------------------------------------------------------------------------------------------------
                                     -      $    -   4,610,911     $   461   $ 195,089  $(522,214)    $   3,869 $ (322,795)
===========================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       March
                                                       Year ended     25,1999
                                                        December    (inception)
                                                        31, 2000    to December
                                                                     31, 1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                              $ (329,252)   $ (192,962)
  Adjustments  to reconcile net loss to net cash from
operating activities:
  - depreciation                                            9,549         1,006
   - accrued interest expense                               7,634             -
   - accounts receivable                                   (2,000)            -
   - inventory                                             (3,134)            -
   - prepaid expenses                                      (6,173)            -
   - accounts payable                                      94,316         8,226
   - refundable deposits                                   68,263             -
  - research and development                                    -       150,000
--------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                    (160,797)      (33,690)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                              (21,720)       (9,474)
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                     (21,720)       (9,474)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale of common stock                         50,000         4,500
  Proceeds on sale of preferred stock                      72,100        68,950
    Loans payable advances                                 75,000             -
    Repayment of notes payable                           (150,000)            -
  Advances from (to) related parties                      123,193        (8,119)
--------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                  170,293        65,331
--------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     4,227         (358)
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                (7,997)       21,809

CASH, BEGINNING OF PERIOD                                  21,809             -
--------------------------------------------------------------------------------
CASH, END OF PERIOD                                     $  13,812     $  21,809
================================================================================

      Non-cash activities:
         During the period ended December 31, 1999 the Company issued notes payable of $150,000 for research and development costs in conjunction with the purchase of certain technology rights (Refer to Note 3).

         During the year ended December 31, 2000 70,525 shares of preferred stock were converted into 77,578 shares of common stock.

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company was incorporated on March 25, 1999 in the state of Delaware. The Company commenced operations April 30, 1999 and by agreement effective as of that date, acquired proprietary technology and patent rights from Luna Technology Inc. ("LTBC"), a private British Columbia company with certain directors and shareholders in common with the Company. In addition, by agreement effective November 15, 1999, the Company acquired proprietary technology and the trademark rights to "LUNA" and "LUNAPLAST" from Douglas Sinclair, an officer and employee of LTBC, which relate to the acquired Photoluminescent technology (Refer to Note 3). During 1999 the Company was in the development stage however, as of January 1, 2000, the Company has commenced commercial production and is no longer in the development stage.

This technology is used for the development and production of photoluminescent signage, wayfinding systems and other novelty products with applications in marine, commuter rail, subway, building and toy markets.

The company completed a Form 10SB registration with the United States Securities and Exchange Commission effective May 15, 2000. To March 31, 2000 $141,050 was raised by way of a Regulation D Offering of Preferred Shares at $2.00 per share and as of May 31, 2000, these preferred shares were converted to common shares. In October 2000, a further $50,000 was raised by way of a private placement of common shares. (Refer to Note 6)

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2000 the Company has a working capital deficiency of $228,360 (1999 - $136,457) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the year 70% of the Company's sales were made to a single customer.

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

Revenue recognition
The Company recognizes revenue when products have been shipped.

--------------------------------------------------------------------------------

Research and development costs
Ongoing product and technology research and development costs are expensed as incurred. Contributions made by third parties toward research projects are shown net of the costs incurred in connection with the research.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Stock-based Compensation
The Company accounts for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No.25"). APB No. 25 requires that compensation cost be recorded for the excess, if any, of the quoted market price of the common stock over the exercise price at the date the options are granted. In addition, as required by SFAS No. 123, the company provides pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Recent accounting pronouncements
On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock
Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material effect on its financial statements.

--------------------------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives; as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. As the Company does not currently use derivative instruments, the adoption of SFAS 133 is not expected to have a significant effect on the Company's results of operations or its financial position.

NOTE 3 - ACQUISITION OF TECHNOLOGY RIGHTS

By agreement effective April 30, 1999, the Company acquired proprietary technology from LTBC by way of an assignment of the patent rights to a Photoluminescent Light Emitter with Enhanced Photometric Brightness Characteristics. In consideration for this assignment, the Company issued a $90,000 non-interest-bearing promissory note to LTBC which was due on or before June 30, 2000 and was paid during the year. LTBC had originally acquired the patent rights by agreement dated November 27, 1997 from Kimberly Landry, a director of the Company, and Douglas Sinclair (the "Inventors"). The original patent application was filed by the Inventors on November 17, 1997 and is pending final approval.

In addition, by agreement effective November 15, 1999, the Company acquired from Douglas Sinclair the proprietary technology and batching formulations for the production and manufacturing of Photoluminescent PV Sheets, Photoluminescent Vinyl Rolls and Photoluminescent Paints as well as the trademark rights to LUNA and LUNAPLAST for the above mentioned products. In consideration for this acquisition, the Company issued a $60,000 non-interest-bearing promissory note to Doug Sinclair due on or before November 30, 2000 and was paid during the year.

For accounting purposes the Company recorded the costs of these acquisitions as research and development expenses based on a nil carrying value of the technology rights of the related party vendors.

NOTE 4 - LOANS PAYABLE
--------------------------------------------------------------------------------

During the year the Company borrowed to satisfy working capital requirements and has a note payable, net of principal repayments, of $15,000 plus accrued interest of $7,372 calculated at a rate of 30% per annum and is due June 1, 2001.

In addition, during the year a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and is due October 1, 2001. At December 31, 2000 $262 of accrued interest has been recorded in connection with this loan.

NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the year the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $482,773 (1999 - $35,078); management fees incurred by the Company
- $94,000 (1999 - $ NIL); and payments and reimbursements made by the Company - $453,580 (1999 - $51,095). In addition, during 1999, the Company acquired certain office furniture from LTBC for $7,898. Amounts due from related parties are non-interest bearing and have no specific terms of repayment.

Refer to Notes 3, 4 and 8.

NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

In March 1999 the company issued 4,500,000 shares of common stock at $0.001 per share for proceeds of $4,500 pursuant to Regulation 504 of the Securities Act of 1933.

During the periods ended December 31, 1999 and March 31, 2000 the Company issued 34,475 and 36,050 shares of preferred stock at $2.00 per share for proceeds of $68,950 and $72,100 respectively, pursuant to Regulation 504 of the Securities Act of 1933. Each share of preferred stock is voting, is entitled to non-cumulative cash dividends at the rate of $0.20 per share per year, and may be converted into 1.10 shares of common stock at any time prior to May 31, 2000. During the year these 70,525 outstanding preferred shares were converted into 77,578 common shares leaving no preferred shares outstanding.

Effective October 25, 2000 the Company completed a private placement of 33,333 restricted shares of common stock at a price of $1.50 per share for total proceeds of $50,000.

Stock option plans
During the year the Company adopted plans allowing for the granting of stock options and awarding of shares of common stock as follows:

   Incentive Stock Option Plan
   Effective March 15, 2001 the Company adopted an Incentive Stock Option Plan authorizing the issuance of options to purchase up to 300,000 shares of common stock less the number of options previously granted under this plan and the Non-Qualified Stock Option Plan. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company's common stock and can not be exercised until one year following the date of grant. This plan is available to officers, directors and key employees of the Company.

   Non-Qualified Stock Option Plan
   Effective March 15, 2001 the Company adopted a Non-Qualified Stock Option Plan authorizing the issuance of options to purchase up to 400,000 shares of common stock less the number of options previously granted under this plan and the Incentive Stock Option Plan. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company's common stock and can be exercised at any time following the date of grant. This plan is available to officers, directors, employees, consultants and advisors of the Company.

   Stock Bonus Plan
   Effective March 15, 2001 the Company adopted a Stock Bonus Plan authorizing the awarding of up to 400,000 shares of common stock. This plan is available to officers, directors, employees, consultants and advisors of the Company.

As at December 31, 2000, no stock-based compensation cost has been recorded for any period and no stock options or awards have been issued under any of these plans.

NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $372,000 at December 31, 2000. These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the period.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In January 2001, the Company and its subsidiary acquired certain office and production equipment from a private company with which the Company has a director in common. Payment was made by way of promissory notes totalling $41,142 payable June 30, 2001 without interest.

Subsequent to year end the Company received clearance to have its stock quoted on the OTC Bulletin Board.

                                   SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April 2001.

                                  LUNA TECHNOLOGIES INTERNATIONAL INC.


                                  By  /s/
                                    ----------------------------------
                                        Robert H. Humber, President


                                  By /s/
                                    -----------------------------------
                                        Principal Financial Officer




         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


 /s/
------------------------
Robert H. Humber                    Director              April 12, 2001


 /s/
------------------------
Kimberly Landry                     Director              April 12, 2001