Form 10QSB
period 2001-03-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2001-05-14
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]




      As of March 31, 2001, the Company had 4,610,911 shares of Common Stock issued and outstanding.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (Unaudited)








CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,    December
                                                       2001      31, 2000
----------------------------------------------------------------------------
                                                   (Unaudited)
                                  ASSETS
CURRENT ASSETS
  Cash                                                  $     -    $ 13,812
     Accounts receivable                                 13,965       2,000
     Prepaid expenses                                     5,413       6,173
     Inventory                                           30,431       3,134
----------------------------------------------------------------------------
                                                         49,809      25,119
FURNITURE AND EQUIPMENT,
    net of depreciation of $16,048 (2000 -              49,318      20,639
    $10,555)
----------------------------------------------------------------------------
                                                      $  99,127  $   45,758
============================================================================
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                      $   6,776     $     -
  Accounts payable and accrued liabilities              114,001     102,582
     Refundable deposits                                 91,039      68,263
     Loans payable (Note 3)                              85,223      82,634
  Notes payable (Note 4)                                 40,730           -
----------------------------------------------------------------------------
                                                        337,769     253,479
DUE TO RELATED PARTIES (Note 4)                         164,513     115,074
----------------------------------------------------------------------------
                                                        502,282     368,553
----------------------------------------------------------------------------
CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Capital stock
     Common stock, $0.0001 par value, 30,000,000
     shares
     Authorized, 4,610,911 (2000 - 4,610,911)            461         461
     shares issued and outstanding
===================================================
   Convertible preferred stock, $0.0001 par
   value, 5,000,000
   shares authorized, NIL issued and                      --          --
   outstanding
  Additional paid-in capital                            195,089     195,089
  Accumulated Deficit                                 (617,116)   (522,214)
  Accumulated other comprehensive income (loss)         18,411       3,869
----------------------------------------------------------------------------
                                                      (403,155)   (322,795)
----------------------------------------------------------------------------
                                                      $ 99,127   $  45,758
============================================================================




The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                          Three Months    Three       March 25,
                                          Ended March     Months        1999
                                           31, 2001       Ended      (inception)
                                                         March 31,  to March 31,
                                                            2000        2001
--------------------------------------------------------------------------------

SALES                                     $ 28,077      $ 221,447    $ 431,657
COST OF SALES                                5,630        133,827      286,615
--------------------------------------------------------------------------------
GROSS MARGIN                                22,447         87,620      145,042
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                28,162         21,844      136,780
  Depreciation                               5,493          1,776       16,048
  Interest                                   3,910              -       15,540
  Management fees                           18,654              -      112,654
  Office and general                        24,305         37,146      147,470
  Professional fees                          6,062         23,805      105,792
  Rent                                       6,073          5,857       27,886
  Research and development                  13,390              -      165,466
  Wages and benefits                        11,300         27,789       34,522
--------------------------------------------------------------------------------
                                           117,349        118,217      762,158
--------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                $   (94,902)    $  (30,597)  $ (617,116)
================================================================================
BASIC NET LOSS PER SHARE                $   (0.021)     $  (0.007)
======================================================================
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                      4,610,911      4,500,000
======================================================================





The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                              Three         Three     March 25,
                                              Months       Months        1999
                                              Ended         Ended    (inception)
                                              March 31,   March 31,    to March
                                                 2001       2000       31, 2001
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                   $ (94,902)  $ (30,597)  $ (617,116)
  Adjustments to reconcile net loss to net
cash from
    operating activities:
  - depreciation                                5,493       1,776       16,048
   - accrued interest expense                   2,577           -       10,211
   - accounts receivable                      (11,965)   (122,606)     (13,965)
   - inventory                                (20,727)     (8,500)     (23,861)
   - prepaid expenses                             760      (7,833)      (5,413)
   - accounts payable                          11,419      25,381      114,001
   - refundable deposits                       22,776           -       91,039
  - research and development                        -           -      150,000
--------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES         (84,569)   (142,379)    (279,056)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                        -     (20,436)     (31,194)
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES               -     (20,436)     (31,194)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                               6,776           -        6,776
  Proceeds on sale of common stock                  -           -       54,500
  Proceeds on sale of preferred stock               -      72,100      141,050
   Loans payable advances                           -           -       75,000
   Repayment of notes payable                       -           -     (150,000)
  Advances from related parties                49,439      69,296      164,513
--------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES       56,215     141,396      291,839
--------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH        14,542         194       18,411
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                   (13,812)    (21,225)           -

CASH, BEGINNING OF PERIOD                      13,812      21,809            -
--------------------------------------------------------------------------------
CASH, END OF PERIOD                            $    -    $    584     $      -
================================================================================

 Non-cash activities:
  During the period ended December 31, 1999 the Company issued notes payable of $150,000 for research and development costs in conjunction with the purchase of certain technology rights.
  During the year ended December 31, 2000 70,525 shares of preferred stock were converted into 77,578 shares of common stock.
  During the period ended March 31, 2001, the Company issued $40,730 of notes payable in connection with the acquisition of certain inventory and fixed assets from LTBC (Refer to Note 5).

The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2001
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on March 25, 1999 in the state of Delaware. The Company commenced operations April 30, 1999 and by agreement effective as of that date, acquired proprietary technology and patent rights from Luna Technology Inc. ("LTBC"), a private British Columbia company with certain directors and shareholders in common with the Company. In addition, by agreement effective November 15, 1999, the Company acquired proprietary technology and the trademark rights to "LUNA" and "LUNAPLAST" from Douglas Sinclair, an officer and employee of LTBC, which relate to the acquired Photoluminescent technology. During 1999 the Company was in the development stage however, effective January 1, 2000 the Company commenced commercial production and is no longer in the development stage.

This technology is used for the development and production of photoluminescent signage, wayfinding systems and other novelty products with applications in marine, commuter rail, subway, building and toy markets.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2001 the Company has a working capital deficiency of $287,960 (2000 - $228,360) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

--------------------------------------------------------------------------------

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

Stock-based Compensation
The Company accounts for stock-based compensation using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No.25"). APB No. 25 requires that compensation cost be recorded for the excess, if any, of the

--------------------------------------------------------------------------------

Stock-based Compensation
quoted market price of the common stock over the exercise price at the date the options are granted. In addition, as required by SFAS No. 123, the company provides pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

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

NOTE 3 - LOANS PAYABLE
--------------------------------------------------------------------------------

During 2000 the Company borrowed to satisfy working capital requirements and as at March 31, 2001, has a note payable, net of principal repayments, of $15,000 plus accrued interest of $8,481 (2000 - $7,372) calculated at a rate of 30% per annum and due June 1, 2001.

Also during 2000 a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and is due October 1, 2001. At March 31, 2001 $1,742 (2000 - $262) of accrued interest has been recorded in connection with this loan.

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the period the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $76,397; management fees incurred by the Company - $18,654; and payments and reimbursements made by the Company - $45,612. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

By agreements dated January 1, 2001, the Company and LTC acquired certain inventory and fixed assets from LTBC. In consideration for this acquisitions, the Company and LTC issued non-interest-bearing promissory notes totalling $40,730 due on or before June 30, 2001.

Refer to Notes 3 and 4.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/PLAN OF OPERATIONS


Results of Operations.
---------------------

      For the quarter ended March 31, 2001, sales were $28,077. This compares with sales of $221,447 in the comparative quarter ended March 31, 2000 of $221,447. Outstanding purchase orders are approximately $150,000.

      For the quarter ended March 31, 2001, general and administrative expenses are $117,349. Included in general and administrative expenses were consulting fees of $28,162, management fees of $18,654, office and general expenses of $24,305 professional fees of $6,062, rent of $6,073, research and development of $13,390, and wages and benefits of $11,300. This compares with general and administrative expenses of $118,217 for the comparative quarter ended March 31,2000.

      For the quarter ended March 31, 2001, the Company had a net loss of $94,902 or $0.021 cents per share. This compares with a net loss of $30,597 or $0.007 cents per share for the comparative quarter ended March 31, 2000.

      During the quarter, the Company continued research on additional photoluminescent products. The Company also continued major marketing activities in promoting its photoluminescent products.

Liquidity and Capital Resources.
-------------------------------

      During the quarter ended March 31, 2001, the Company's operations used $84,569 in cash. During this same quarter the Company received $49,439 in advances from related parties. Promissory notes of $40,730 were issued for the acquisition of certain inventory and capital assets from a company with certain directors and shareholders in common with the Company.

      During the comparative quarter ended March 31, 2001, the Company's operations used $142,379 in cash. The Company purchased $20,436 of capital assets during this comparative quarter. Also, during this comparative quarter ended March 31, 2001, the Company received $72,100 from the sale of Preferred Stock and $69,296 advances from related parties.

      The Company anticipates its capital needs during the year ending December 31, 2001 will be as follows:

      $450,000 for corporate expenses, $40,000 for research relating to the development of advanced strontium aluminate PL materials, $40,730 to pay promissory notes, $85,223 to pay repay loans, and $164,513 to repay amounts borrowed from Kimberly Landry and another related party.

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At March 31, 2001, the Company had a working capital deficiency of ($287,960). The ability of the Company to continue as a going concern is dependent of the Company raising additional capital and on future profitable operations. To that end the Company is seeking financing to expand its operations and for working capital purposes. There can be no assurance that the Company will be successful in obtaining additional financing.

                                     PART II
                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending March 31, 2001

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                      Luna Technologies International, Inc.



                          By:  /s/ Robert H. Humber
                               ----------------------------------------------
                                   Robert H. Humber, President



                          By:  /s/ Kimberly Landry
                               ----------------------------------------------
                                   Kimberly Landry, Principal Financial Officer



                          Date:  May 14, 2001
                                 --------------------------------------------