Form 10QSB
period 2001-06-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2001-08-20
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


                [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934
                        For the quarterly period ended June 30, 2001
                                       or
                 [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                            the Securities Exchange Act of 1934

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


                                 (604) 526-5890
                           ------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]




      As of June 30, 2001, the Company had 4,960,911 shares of Common Stock issued and outstanding.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (Unaudited)











CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   December
                                               June 30, 2001       31, 2000
------------------------------------------------------------------------------
                                               (Unaudited)

                                        ASSETS

CURRENT ASSETS
  Cash                                         $       -         $    13,812
     Accounts receivable                           5,328               2,000
     Prepaid expenses                              5,070               6,173
     Inventory                                    35,789               3,134
-------------------------------------------------------------------------------
                                                  46,187              25,119

FURNITURE AND EQUIPMENT,
net of depreciation of $21,561 (2000 - $10,555)   44,431              20,639
------------------------------------------------------------------------------
                                             $    90,618          $   45,758
===============================================================================
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                            $   10,531          $       -
  Accounts payable and accrued liabilities        119,028            102,582
     Refundable deposits                           81,786             68,263
     Loans payable (Note 3)                        87,841             82,634
  Notes payable (Note 4)                           40,730                  -
------------------------------------------------------------------------------
                                                  339,916            253,479
DUE TO RELATED PARTIES (Note 4)                   122,191            115,074
-------------------------------------------------------------------------------
                                                  462,107            368,553
-------------------------------------------------------------------------------
CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Capital stock  (Note 5)
    Common stock, $0.0001 par value,
     30,000,000 shares authorized 4,960,911
     (2000 - 4,610,911) shares issued and
     outstanding                                     496                461
    Convertible preferred stock, $0.0001 par
      value, 5,000,000 shares authorized
         NIL issued and outstanding                    -                  -
  Additional paid-in capital                      332,126           195,089
  Accumulated Deficit                            (710,044)         (522,214)
  Accumulated other comprehensive income (loss)     5,933             3,869
-------------------------------------------------------------------------------
                                                 (371,489)         (322,795)
-------------------------------------------------------------------------------
                                              $    90,618          $  45,758
===============================================================================

              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           Three        Three      Six Months  Six Months
                                           Months       Months     Ended June  Ended June
                                         Ended June   Ended June    30, 2001    30, 2000
                                          30, 2001     30, 2000
-------------------------------------------------------------------------------------------

SALES                                  $    59,113   $    6,009   $   87,190    $ 227,456
COST OF SALES                               51,694        2,917       57,324      136,744
-------------------------------------------------------------------------------------------

GROSS MARGIN                                 7,419        3,092       29,866       90,712
-------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                18,460       22,393       46,622       44,237
  Depreciation                               5,513        2,576       11,006        4,352
     Interest                                3,715            -        7,625            -
     Management fees                        18,492            -       37,146            -
  Office and general                        28,991       28,605       53,296       65,751
  Professional fees                          3,802       24,191        9,864       47,996
     Rent                                    6,019        4,882       12,092       10,739
     Research and development, net of        4,758     (15,011)       18,148      (15,011)
recoveries
  Wages and benefits                        10,597       31,423       21,897       59,212
-------------------------------------------------------------------------------------------
                                           100,347       99,059      217,696      217,276
-------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                $   (92,928)  $  (95,967)  $ (187,830)   $(126,564)
===========================================================================================

BASIC NET LOSS PER SHARE               $     (0.02)  $    (0.02)  $    (0.04)  $    (0.03)
============================================================================================

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                   4,757,685    4,525,859    4,684,298    4,512,930
============================================================================================









              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                        Six Months   Six Months
                                                        Ended June   Ended June
                                                         30, 2001     30, 2000
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                              $  (187,830) $ (126,564)
  Adjustments to reconcile net loss to net cash from
operating activities:
  - depreciation                                            11,006       4,352
   - accrued interest expense                                5,195           -
   - accounts receivable                                    (3,328)     (8,952)
   - inventory                                             (26,085)     (5,800)
   - prepaid expenses                                        1,103     (10,201)
   - accounts payable                                       16,446      46,407
   - refundable deposits                                    13,523           -
-------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES (169,970) (100,758)
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                                  (626)    (21,119)
-------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (626)    (21,119)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                            10,531          -
  Proceeds on sale of preferred stock                             -     72,100
   Repayment of notes payable                                     -    (30,000)
  Advances from related parties                             144,189    119,757
-------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                    154,720    161,857
-------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       2,064      1,089
-------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                 (13,812)    41,069

CASH, BEGINNING OF PERIOD                                    13,812     21,809
-------------------------------------------------------------------------------

CASH, END OF PERIOD                                       $       -   $ 62,878
===============================================================================

 Non-cash activities:

  During the period ended December 31, 1999 the Company issued notes payable of $150,000 for research and development costs in conjunction with the purchase of certain technology rights.
  During the year ended December 31, 2000 70,525 shares of preferred stock were converted into 77,578 shares of common stock.
  During the period ended June 30, 2001, the Company issued $40,730 of notes payable in connection with the acquisition of certain inventory and fixed assets from LTBC (Refer to Note 5).
  During the period ended June 30, 2001, the Company issued 350,000 shares of common stock in settlement of advances received from a director of the Company totalling $137,072.

              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2001

-------------------------------------------------------------------------------
NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
-------------------------------------------------------------------------------

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2001 the Company has a working capital deficiency of $293,729 (2000 - $228,360) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

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

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2001

-------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
-------------------------------------------------------------------------------

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

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2001

-------------------------------------------------------------------------------
NOTE 3 - LOANS PAYABLE
-------------------------------------------------------------------------------

During 2000 the Company borrowed to satisfy working capital requirements and as at June 30, 2001, has a note payable, net of principal repayments, of $15,000 plus accrued interest of $9,603 (2000 - $7,372) calculated at a rate of 30% per annum and due June 1, 2001. Subsequent to June 30, 2001, the due date on this loan has been extended to January 1, 2001.

Also during 2000 a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and is due October 1, 2001. At June 30, 2001 $3,238 (2000 - $262) of accrued interest has been recorded in connection with this loan.

NOTE 4 - RELATED PARTY TRANSACTIONS
-------------------------------------------------------------------------------

During the period the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $200,522 management fees incurred by the Company - $37,146 and payments and reimbursements made by the Company - $94,479. Also during the period $137,072 due to a director was settled through the issuance of 350,000 shares of common stock. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

By agreements dated January 1, 2001, the Company and LTC acquired certain inventory and fixed assets from LTBC. In consideration for these acquisitions, the Company and LTC issued non-interest-bearing promissory notes totalling $40,730 due on or before June 30, 2001. Subsequent to June 30, 2001, the due dates on these promissory notes have been extended to January 1, 2001.

Refer to Notes 3 and 5.

NOTE 5 - SHARE CAPITAL
----------------------------------------------------------------------------

During the period the Company issued 350,000 shares of common stock in settlement of certain advances from a director of the Company totalling $137,072.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/PLAN OF OPERATIONS


Results of Operations.
---------------------

      For the six months ending June 30, 2001 sales were $87,190. This compares with sales of $227,456 for the comparative six-month period ending June 30, 2000. Outstanding purchase orders as of August 15, 2001 were approximately $120,000.

      Included in general and administrative expenses for the six months ending June 30, 2001, were consulting fees of $46,622, management fees of $37,146, office and general expenses of $53,296, professional fees of $9,864, rent of $12,092, research and development of $18,148 and wages and benefits of $21,897.

Liquidity and Capital Resources

      During the six months ending June 30, 2001, the Company's operation used $169,670 in cash. During this same period the Company received $144,189 in advances from related parties. Promissory notes of $40,730 were issued for the acquisition of certain inventory and capital assets from a corporation with certain directors and shareholders in common with the Company.

      The Company anticipates its capital needs during the year ending December 31, 2001 will be as follows: $450,000 for corporate expenses, $40,000 for research relating to the development of advanced strontium aluminate PL materials, $63,238 to repay loans, and $122,191 to repay amounts borrowed from Kimberly Landry (an officer and director of the Company) and another related party.

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At June 30, 2001, the company had a working capital deficiency of ($293,729). The ability of the Company to continue is dependent of the Company raising additional capital and on future profitable operations. To the end the Company is seeking financing to expand its operations and for working capital purposes. There can be no assurance that the Company will be successful in obtaining additional financing.

                                     PART II
                                OTHER INFORMATION


Item 2.       Changes in Securities

      During the six months ending June 30, 2001, the Company issued 350,000 shares of its common stock to Kimberly Landry, an officer and director of the Company, in payment of $137,072 advanced to the Company by Ms. Landry.

      The shares issued to Ms. Landry were not registered under the Securities Act of 1933 but were sold in reliance upon the exemption provided by Section 4(2) of the Act. The shares of common stock were acquired for investment purposes only and without a view to distribution. The certificate representing the shares of common stock bears a legend stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending June 30, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                      Luna Technologies International, Inc.



                              By:  /s/ Kimberly Landry
                                  ------------------------------------------
                                 Kimberly Landry, President and Principal
                                 Financial Officer



                              Date:    August 20, 2001
                                     -----------------------------------------