Form 10QSB
period 2001-09-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2001-11-14
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2001
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                                 YES [X] NO [ ]




      As of November 14, 2001, the Company had 4,960,911 shares of Common Stock issued and outstanding.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                   (Unaudited)


























CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                          September     December
                                                           30, 2001     31, 2000
--------------------------------------------------------------------------------
                                                         (Unaudited)

                                        ASSETS

CURRENT ASSETS
  Cash                                                    $ 24,512      $ 13,812
     Accounts receivable                                     4,562         2,000
     Prepaid expenses                                        4,488         6,173
     Inventory                                              34,906         3,134
--------------------------------------------------------------------------------
                                                            68,468        25,119

FURNITURE AND EQUIPMENT,
     net of depreciation of $27,087 (2000 - $10,555)        38,905        20,639
--------------------------------------------------------------------------------
                                                          $107,373      $ 45,758
================================================================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                $ 75,904      $102,582
     Refundable deposits                                   171,040        68,263
     Loans payable (Note 3)                                 79,750        82,634
  Notes payable (Note 4)                                    40,730             -
--------------------------------------------------------------------------------
                                                           367,424       253,479
               DUE TO RELATED PARTIES (Note 4)             158,690       115,074
--------------------------------------------------------------------------------
                                                           526,114       368,553
--------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock (Note 5)
    Common stock, $0.0001 par value, 30,000,000 shares
authorized 4,960,911 (2000 - 4,610,911) shares issued
and outstanding                                                496           461

       Convertible preferred stock, $0.0001 par value,
5,000,000 shares authorized
         NIL issued and outstanding                              -             -
  Additional paid-in capital                               332,126       195,089
  Accumulated deficit                                     (759,850)    (522,214)
     Accumulated other comprehensive income                  8,487         3,869
--------------------------------------------------------------------------------
                                                          (418,741)    (322,795)
--------------------------------------------------------------------------------
                                                         $ 107,373     $ 45,758
================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                           Three Months Ended        Nine Months Ended
                                         September    September    September    September
                                          30, 2001     30, 2000     30, 2001    30, 2000
-------------------------------------------------------------------------------------------

SALES                                    $ 16,890      $ 49,012     $ 104,080    $ 276,468
COST OF SALES                               9,389        19,652        66,713      156,396
-------------------------------------------------------------------------------------------
GROSS MARGIN                                7,501        29,360        37,367      120,072
-------------------------------------------------------------------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                               16,215        28,361        62,837       72,598
  Depreciation                              5,526         2,810        16,532        7,162
     Interest                               2,653             -        10,278            -
     Management fees                       10,683             -        47,829            -
  Office and general                       12,008        39,554        65,304      105,305
  Professional fees                         6,980        15,124        16,844       63,120
     Rent                                   6,019         4,821        18,111       15,560
     Research and development, net of         954        11,644        19,102       (3,367)
recoveries
  Wages and benefits                        6,175        31,400        28,072       90,612
     Gain on settlement of accrued         (9,906)            -        (9,906)           -
interest (Note 3)
-------------------------------------------------------------------------------------------
                                           57,307       133,714       275,003      350,990
-------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                 $ (49,806)   $ (104,354)   $ (237,636)  $ (230,918)
===========================================================================================
BASIC NET LOSS PER SHARE                $   (0.01)   $    (0.02)   $    (0.05)  $    (0.05)
============================================================================================
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                  4,960,911     4,577,578     4,776,502    4,534,479
============================================================================================













The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                                              Nine Months Ended
                                                                 September 30,
                                                              2001         2000
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                 $(237,636)  $(230,918)
  Adjustments to reconcile net loss to net cash from
operating activities:
  - depreciation                                             16,532       7,162
   - accrued interest expense                                 7,010           -
   - gain on settlement of  accrued interest                 (9,906)          -
   - accounts receivable                                     (2,562)     (3,831)
   - inventory                                              (25,202)    (40,442)
   - prepaid expenses                                         1,685      (6,612)
   - accounts payable                                       (26,678)     80,611
   - refundable deposits                                    102,777      27,128
--------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                      (173,980)   (166,902)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                                   (626)    (21,119)
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                          (626)    (21,119)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                 -       2,319
  Proceeds on sale of preferred stock                             -      72,100
   Repayment of loans and notes payable                           -     (41,600)
  Advances from related parties                             180,688     122,567
--------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    180,688     155,386
--------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       4,618      10,826
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                  10,700     (21,809)

CASH, BEGINNING OF PERIOD                                    13,812      21,809
--------------------------------------------------------------------------------
CASH, END OF PERIOD                                      $   24,512    $      -
================================================================================

 Non-cash activities:
  During the period ended September 30, 2001, the Company issued $40,730 of notes payable in connection with the acquisition of certain inventory and fixed assets from LTBC (Refer to Note 3).
  During the period ended September 30, 2001, the Company issued 350,000 shares of common stock in settlement of advances received from a director of the Company totalling $137,072.
  During the period ended September 30, 2001, the Company settled accrued interest on certain of its loans payable resulting in a gain on settlement of $9,906 (Refer to Note 3).

The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2001 the Company has a working capital deficiency of $298,956 (2000 - $228,360) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


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

------------------------------------------------------------------------------

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

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities outstanding, the accompanying presentation is only of basic loss per share.

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

NOTE 3 - LOANS PAYABLE

During 2000 the Company borrowed to satisfy working capital requirements and as at September 30, 2001, has a note payable, net of principal repayments, of $15,000 originally due June 1, 2001 which has been amended to December 31, 2001. The note originally bore interest at a rate of 30% per annum, however, during the period, the note holder agreed to forgive all previously accrued interest and waive all future interest until the amended due date resulting in a gain on settlement in the period of $9,906.

Also during 2000 a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and had and original due date of October 1, 2001 which has been amended to October 1, 2002. At September 30, 2001 $4,750 (2000 - $262) of accrued interest has been recorded in connection with this loan.


NOTE 4 - RELATED PARTY TRANSACTIONS

During the period the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $273,972; management fees incurred by the Company - $47,829; and payments and reimbursements made by the Company - $141,113. Also during the period $137,072 due to a director was settled through the issuance of 350,000 shares of common stock. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

By agreements dated January 1, 2001, the Company and LTC acquired certain inventory and fixed assets from LTBC. In consideration for these acquisitions, the Company and LTC issued non-interest-bearing promissory notes totalling $40,730 originally due on or before June 30, 2001. The due dates on these notes have been amended to January 1, 2002.

Refer to Notes 3 and 5.


NOTE 5 - SHARE CAPITAL

During the period the Company issued 350,000 shares of common stock in settlement of certain advances from a director of the Company totalling $137,072.

                      Management's Discussion and Analysis

Results of Operations

During the nine months ending September 30, 2001 sales declined as the result of the inability of the Company to obtain financing. The lack of working capital delayed the implementation of significant portions of the Company's marketing program and prevented the Company from maintaining adequate inventory levels to allow the timely delivery of product. Outstanding purchase orders at September 30, 2001 were approximately $145,000.

During this same period the Company's gross profit margin declined from 43% to 36% primarily due to production problems with an order early in the year. The production problems have since been resolved.

For the nine months ending September 30, 2001, general and administrative expenses were $284,909. Included in general and administrative expenses were consulting fees of $62,837, management fees of $47,829, office and general expenses of $65,304, professional fees of $16,844, rent of $18,111, research and development of $19,102 and wages and benefits of $28,072.

During this period, the Company continued research on additional photoluminescent products. The Company also continued major marketing activities in promoting its photoluminescent products.

Liquidity and Capital Resources

During the nine months ending September 30, 2001, the Company's operation used $173,980 in cash. During this same period the Company received $180,688 in advances from related parties. Promissory notes of $40,730 were issued for the acquisition of certain inventory and capital assets from a corporation with certain directors and shareholders in common with the Company.

The Company anticipates its capital needs during the twelve months ending September 30, 2002 will be as follows: $450,000 for corporate expenses, and $40,000 for research relating to the development of advanced strontium aluminate PL materials.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At September 30, 2001, the company had a working capital deficiency of ($298,956). The ability of the Company to continue is dependent of the Company raising additional capital and on future profitable operations. To the end the Company is seeking financing to expand its operations and for working capital purposes. There can be no assurance that the Company will be successful in obtaining additional financing.

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending September 30, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                      Luna Technologies International, Inc.



                              By:  /s/ Kimberly Landry
                                  --------------------------------------------
                                       Kimberly Landry, President


                                  /s/ Douglas Sinclair
                                  --------------------------------------------
                                  Douglas Sinclair, Executive Vice President and Principal Financial Officer


                              Date:    November 12, 2001
                                     -----------------------------------------