Form 10KSB
period 2001-12-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2002-04-01
CIK 1085217

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25474

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
              ---------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                     91-1987288
         ------------------------                      ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)

       61A Fawcett Road
       Coquitlam, British Columbia, Canada                    V3K 6V2
    -----------------------------------------------        --------------
    (Address of Principal Executive Office)                   Zip Code

Registrant's telephone number, including Area Code: (888) 955-8883 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $229,423.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 27, 2002 was approximately $1,680,000.

As of March 27, 2002 the Company had 4,960,911 issued and outstanding shares of common stock.

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

      The Company's executive offices are located at 61B Fawcett Road, Coquitlam, British Columbia, Canada V3K 6V2. The Company's telephone number is
(604) 526-5890, its facsimile number is (604) 526-8995, its email address is info@lunaplast.com, and its web page address is www.lunaplast.com.

      From the date of its incorporation and through December 31, 2001 the Company had cumulative losses of $(781,981). There can be no assurance that the Company will ever earn any profits.

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

      In April 1999 the Company acquired from LTI the rights to the patent application and related technology assigned to LTI by Mr. Sinclair and Ms. Landry. In consideration for this assignment, the Company agreed to pay LTI $90,000, without interest, on or before June 30, 2000. As of March 28, 2002 the patent application has been placed in abeyance.

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

      Lunaplast is available in flexible vinyl and rigid PVC sheets. In addition, a wide range of polymer compounds for extrusions and injection molding was added during the year. The substantial increase in performance opens up a completely new range of opportunities in life safety. Direct replacement of electrical exit signs (Underwriters Laboratories UL 924) is expected to be a market for photoluminescent materials in the near future.

      The Company began producing Lunaplast on a commercial basis during fiscal 2000. During the year ended December 31, 2001 the Company had sales of $229,423. As of March 28, 2002 the Company had a backlog, representing firm orders for delivery of Lunaplast prior to December 31, 2002, of approximately $90,000.

      During the year ended December 31, 2001 one customer accounted for 40.5% of the Company's gross revenues and another customer accounted for 21.2% of the Company's gross revenues. The loss of either of these customers would have a material adverse effect on the Company.

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

      The Company markets its products through its officers and through independent sales representatives. As of March 28, 2002 the Company had 6 independent sales representatives which were marketing Lunaplast in North America, and Australia.

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

      Although there are several manufacturers and distributors of photoluminescent products the Company believes it has a significant advantage over its competitors as a result of its proprietary manufacturing processes and cost effective approach to the production of Strontium Aluminate-based HPPL materials in commercial quantities. The Company also plans to be competitive in the HPPL industry by developing advanced Strontium Aluminate materials, enhancing formulation and focusing on higher volumes with a resultant lower cost of production. During the twelve-month period ending December 31, 2002 the Company plans to spend $25,000 on research relating to the development of advanced strontium aluminate PL materials.

Office Space

      The Company rents on a month to month basis approximately 4,800 square feet of executive office space at 61A and 16.B Fawcett Road, Coquitlam, British Columbia at a monthly rental of $2,063.

Employees

    As of March 28, 2002 the Company had 4 full-time employees including Douglas Sinclair and Kimberly Landry. See Item 9 of this report. As of March 28, 2002 the Company did not have any part time employees. Contingent upon the Company raising sufficient capital, the Company plans to hire additional employees as may be required by the level of the Company's operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


      Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.


      The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol "LTII". The following table presents the high and low closing bid quotations for the common stock as reported by the National

Quotation Bureau for each quarter beginning in April 2001 when the Company's stock was first quoted. The prices reflect inter-dealer quotations without adjustments for retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.

                                             Closing Bid

      Quarter Ending                      High          Low

      June 30, 2001                       $1.01         $0.51
      September 30, 2001                  $0.60         $0.45
      December 31, 2001                   $0.45         $0.45


      As of March 28, 2002 there were 97 record owners of the Company's common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

Results of Operations.

      Sales declined during the year ended December 31, 2001 due to a large sale that was made in December 2000.

Liquidity and Capital Resources.

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

      During the period ended December 31, 2001, the Company's operations used $207,379 in cash. During this same period the Company purchased $627 of capital assets. During this period the Company satisfied its cash requirements with a loan from Kimberly Landry and the agreements of Kimberly Landry and Douglas Sinclair to defer their compensation for the year ended December 31, 2001.

      The Company anticipates that its capital needs during the year ending December 31, 2002 will be as follows:

      $510,500 for corporate expenses, $25,000 for research relating to the development of advanced strontium aluminate PL materials, and $ 189,679 to repay amounts borrowed from Kimberly Landry and to pay the compensation due Kimberly Landry ($32,667) and Douglas Sinclair ($40,000) for 2001.

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses of the Company during the Company's initial year of operations, the Company's operations have not been a source of liquidity. At December 31, 2001 the Company had a working capital deficiency of $(306,457). The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and on future profitable operations. To that end the Company is seeking financing to expand its operations and for working capital purposes. There can be no assurance that the Company will be successful in obtaining additional funding.

ITEM 7.  FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following sets forth certain information concerning the present management of the Company:

         Name                 Age           Position with Company

     Kimberly Landry           36           President, Secretary and a Director
     Douglas Sinclair          53           Executive Vice President
     Dale Berscht              48           Chief Financial Officer
     Robert H. Humber          58           Director

     Kimberly Landry has been the Company's President since September 1, 2001. Ms. Landry has been the Secretary of the Company, as well as a director since April 1999. Since December 1994 Ms. Landry has also been an officer and director of LTI.

     Douglas Sinclair has bee the Company's Executive Vice President since September 1, 2001. Mr. Sinclair has been the Chief Executive Officer of the
Company's Canadian subsidiary since January 1, 2000. Between 1995 and October 1999 Mr. Sinclair provided consulting services to LTI in the areas of research, development and marketing. Prior to 1995 Mr. Sinclair was an independent consultant to companies engaged in developing, manufacturing and marketing photoluminescent products.

      Mr. Sinclair is the common law husband of Ms. Landry.

      Dale Berscht has been the Company's Chief Financial Officer since June 2001. For the seven years prior to his association with the Company, Mr. Berscht was the controller and finance manager for Coast Spas.

      Robert Humber was the President of the Company between September 1, 2001 and April 1999. Mr. Humber has been a director of the Company since April 1999. Between July 1996 and November 1999 Mr. Humber was the president of LTI. Prior to July 1996 Mr. Humber worked with Douglas Sinclair and Kimberly Landry in developing photoluminescent products. For the past twenty-three years Mr. Humber has also been an independent investigator and security consultant providing services to law enforcement agencies and private industry.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth in summary form the compensation received by the Company's executive officers during the fiscal years ended December 31, 2000 and 2001.

                        Annual Compensation              Long Term Compensation
                                                            Re-
                                              Other        stric-
                                             Annual        ted
Name and                                    Compen-        Stock       Options
Principal           Fiscal Salary   Bonus     sation      Awards       Granted
Position             Year    (1)      (2)      (3)          (4)          (5)
---------           ------ -------  -------  -------     --------      -------

Kimberly Landry,    2001  $32,667     --       --           --            --
President since     2000  $36,000     --       --           --            --
September 1, 2001
and Secretary

Douglas Sinclair,   2001  $40,000     --       --           --            --
Executive Vice      2000  $40,000     --       --           --            --
President

Robert H. Humber,   2001       --     --       --           --            --
President prior to  2000  $18,000     --       --           --            --
September 1, 2001

(1)  The dollar value of base salary (cash and non-cash) received.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of December 31, 2001.

      Name                          Shares                  Value
      ----                          ------                  ------
      Douglas Sinclair               1,000              $      750
      Robert H. Humber             790,000              $  592,500
      Kimberly Landry            1,930,000              $1,447,500

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table. No stock options have been granted to date.

      The Company's Canadian subsidiary has an employment agreement with Kimberly Landry whereby the subsidiary has agreed to pay Ms. Landry a salary of $2,800 per month during the twelve-month period ending December 31, 2002.

      The Company's Canadian subsidiary has an employment agreement with Douglas Sinclair whereby the subsidiary has agreed to pay Mr. Sinclair a salary of $3,000 per month during the twelve-month period ending December 31, 2002.

      The following shows the amount which the Company and its Canadian subsidiary expect to pay to its officers during the twelve-month period ending December 31, 2002, and the time which the Company's executive officers plan to devote to the Company's business.

                                 Proposed               Time to be Devoted
    Name                       Compensation            To Company's Business

    Kimberly Landry              $33,600                      100%
    Douglas Sinclair             $36,000                      100%

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

      Other Arrangements. During the year ended December 31, 2001, and except as disclosed elsewhere in this registration statement, no director of the Company received any form of compensation from the Company.

Stock Option and Bonus Plans

      The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. The Incentive Stock Option Plan authorizes the issuance of options to purchase up to 200,000 shares of the Company's Common Stock, less the number of shares already optioned under both this Plan and the Non-Qualified Stock Option Plan. Only officers, directors and key employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

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

Non-Qualified Stock Option Plan.

     The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 600,000 shares of the Company's Common Stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

      Options granted pursuant to the Plan not previously exercised terminate upon the date specified when the option was granted.

Stock Bonus Plan.

     Up to 200,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

      Summary. The following sets forth certain information as of March 28, 2002, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                               Total        Shares                  Remaining
                               Shares    Reserved for     Shares     Options/
                              Reserved   Outstanding   Issued As       Shares
Name of Plan                 Under Plan    Options    Stock Bonus   Under Plan
------------                 ----------  ------------ -----------   ----------

Incentive Stock Option Plan  200,000          --          N/A       200,000
Non-Qualified Stock Option
  Plan                       600,000          --          N/A       600,000
Stock Bonus Plan             200,000         N/A           --       200,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of March 28, 2002.

                                      Shares of
Name and Address                    Common Stock              Percent of Class
----------------                    -------------           --------------------

Kimberly Landry                     1,930,000                    41.1%
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3

Douglas Sinclair                        1,000 (1)                    *
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3

Dale Berscht                               --                       --
61A Fawcett Road
Coquitlam, British Columbia
Canada   V3K 6V2

Robert H. Humber                      790,000                    16.8%
130581/239th Ave., N.E
Seattle, WA  98125-4614

William Donovan                       438,000                     9.3%
37 Saratoga Drive
Dartmouth, Nova Scotia
Canada  B2X 5P9

All Officers and Directors
  as a Group (4 persons)            2,721,000                    58.0%

*   Less than 1%

(1) Mr. Sinclair is the common law husband of Ms. Landry. As a result, Mr. Sinclair may be deemed the beneficial owner of the shares owned by Ms. Landry.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In April 1999 the Company issued shares of its common stock to the persons, in the amounts, and for the consideration set forth below:

                                 Number
   Name                        of Shares             Consideration

Robert H. Humber                800,000                  $   800
Kimberly Landry               1,580,000                   $1,580
Douglas Sinclair                     --                       --
Other third parties           2,120,000                   $2,120

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

      During the year ended December 31, 2000 the Company borrowed $60,000 from Kimberly Landry. The loan is unsecured, bears interest at 10% per year and is payable on October 1, 2002.

      In January 2001 the Company acquired from LTI office and production equipment, as well as the rights to certain tradenames used by the Company. In consideration for these assets the Company agreed to pay LTI $41,142 prior to June 30, 2001. The maturity date on this loan has been extended January 1, 2003.

      In May 2001 the Company issued 350,000 shares of its common stock to Kimberly Landry, an officer and director of the Company, in payment of $137,072 advanced to the Company by Ms. Landry.

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

8-K Reports

      During the quarter ending December 31, 2001 the Company did not file any reports on Form 8-K.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2001 AND 2000







AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  1205 - 1095 West Pender Street
                                                  Vancouver, BC
                                                  Canada V6E 2M6
                                                  Telephone (604) 682-2778
                                                  Facsimile (604) 689-2778
                                                  Email: rjl@labonteco.com









                                AUDITORS' REPORT
  ---------------------------------------------------------------------------


To the Stockholders and Board of Directors of Luna Technologies International, Inc.

We have audited the consolidated balance sheets of Luna Technologies International, Inc. as at December 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and the changes in stockholders' equity and cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.



                                                       "LaBonte & Co."

                                                      CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 25, 2002


COMMENTS BY AUDITORS FOR U.S.READERS ON CANADA-UNITED STATES REPORTING
DIFFERENCES
-------------------------------------------------------------------------------

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the Stockholders and Board of Directors dated February 25, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.


                                                          "LaBonte & Co."

                                                        CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 25, 2002

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                        December     December
                                                        31, 2001     31, 2000
------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                $     893     $    13,812
     Accounts receivable                                 20,609           2,000
     Prepaid expenses                                     3,997           6,173
     Inventory                                           34,134           3,134
-------------------------------------------------------------------------------
                                                         59,633          25,119

FURNITURE AND EQUIPMENT,
     net of depreciation of $31,937 (2000 - $10,555)     34,056          20,639
-------------------------------------------------------------------------------
                                                    $    93,689     $    45,758
===============================================================================

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities          $   159,687     $   102,582
     Refundable deposits                                 84,411          68,263
     Loans payable (Note 3)                              81,262          82,634
  Notes payable (Note 4)                                 40,730               -
-------------------------------------------------------------------------------

                                                        366,090         253,479
DUE TO RELATED PARTIES (Note 4)                         167,681         115,074
-------------------------------------------------------------------------------

                                                        533,771        368,553
-------------------------------------------------------------------------------
CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Capital stock  (Note 5)
   Common stock, $0.0001 par value, 30,000,000
   shares authorized 4,960,911 (2000 - 4,610,911)
   shares issued and outstanding                            496            461

   Convertible preferred stock, $0.0001 par value,
   5,000,000 shares authorized NIL issued and
   outstanding                                                -              -
  Additional paid-in capital                            332,126        195,089
  Deficit                                              (781,981)      (522,214)
     Accumulated other comprehensive income               9,277          3,869
-------------------------------------------------------------------------------
                                                       (440,082)      (322,795)
-------------------------------------------------------------------------------
                                                     $   93,689      $  45,758
===============================================================================


   The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year Ended December 31,
                                                       2001              2000
-------------------------------------------------------------------------------

SALES                                              $  229,423      $  403,580
COST OF SALES                                         137,170         280,985
-------------------------------------------------------------------------------

GROSS MARGIN                                           92,253         122,595
------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                           83,601          94,716
  Depreciation                                         21,382           9,549
     Interest                                          12,450          11,630
     Management fees                                   57,186          94,000
  Office and general                                   81,768         110,426
  Professional fees                                    30,546          85,972
     Rent                                              23,994          20,256
     Research and development, net of recoveries       18,744           2,076
  Wages and benefits                                   32,255          23,222
     Gain on settlement of accrued interest (Note 3)   (9,906)              -
-------------------------------------------------------------------------------
                                                      352,020         451,847
-------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                              $ (259,767)     $ (329,252)
=============================================================================

BASIC NET LOSS PER SHARE                            $   (0.05)     $    (0.07)
=============================================================================

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                              4,822,605       4,550,809
===============================================================================









   The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                       Accumulated
                                                                             Additional                   other
                                Preferred Stock          Common Stock          Paid In                  Comprehensive
                               Number               Number of                 Capital       Deficit       Income           Total
                             of shares    Amount      shares       Amount                                 (loss)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999    34,475     $     3    4,500,000   $   450     $  72,997     $ (192,962)    $   (358)     $ (119,870)

Preferred stock issued        36,050           4           -          -        72,096              -            -          72,100
for cash

Conversion of preferred
stock into common stock      (70,525)         (7)     77,578          8            (1)             -            -               -

Common stock issued for            -           -      33,333          3        49,997              -            -          50,000
cash

Net loss for the year              -           -           -          -             -       (329,252)           -        (329,252)

Currency translation               -           -           -          -             -               -       4,227           4,227
adjustment
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000         -           -   4,610,911        461       195,089        (522,214)      3,869        (322,795)

Common stock issued on
settlement related party
advances                           -           -     350,000         35       137,037               -           -         137,072


Net loss for the year              -           -           -          -             -        (259,767)          -        (259,767)

Currency translation               -           -           -          -             -               -       5,408           5,408
adjustment
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001         -      $    -    4,960,911    $   496    $ 332,126      $ (781,981)    $ 9,277       $(440,082)
===================================================================================================================================




    The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                         Year Ended December 31,
                                                             2001          2000
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                $ (259,767)  $ (329,252)
  Adjustments to reconcile net loss to net cash from
operating activities:
  - depreciation                                           21,382        9,549
   - accrued interest                                       8,522        7,634
   - gain on settlement of  accrued interest               (9,906)           -
   - accounts receivable                                  (18,609)      (2,000)
   - inventory                                            (24,430)      (3,134)
   - prepaid expenses                                       2,176       (6,173)
   - accounts payable                                      57,105       94,316
   - refundable deposits                                   16,148       68,263
==============================================================================

NET CASH USED IN OPERATING ACTIVITIES                    (207,379)    (160,797)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                                 (627)     (21,720)
------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                        (627)     (21,720)
-------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on sale of common stock                             -       50,000
   Proceeds on sale of preferred stock                          -       72,100
   Loans payable                                                -       75,000
   Repayment of notes payable                                   -     (150,000)
   Advances from related parties                          189,679      123,193
-------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                  189,679      170,293
-------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                             5,408        4,227
------------------------------------------------------------------------------

DECREASE IN CASH                                          (12,919)      (7,997)

CASH, BEGINNING OF YEAR                                    13,812       21,809
-------------------------------------------------------------------------------

CASH, END OF YEAR                                        $    893   $   13,812
===============================================================================

 Non-cash activities:

     During 2001 the Company issued $40,730 of notes payable in connection with the acquisition of certain inventory and fixed assets from LTBC (Refer to Note 3).

     During 2001 the Company issued 350,000 shares of common stock in settlement of advances received from a director of the Company totalling $137,072.

     During 2001 the Company settled accrued interest on certain of its loans payable resulting in a gain on settlement of $9,906 (Refer to Note 3).


   The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000
-----------------------------------------------------------------------------

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

The company completed a Form 10SB registration with the United States Securities and Exchange Commission effective May 15, 2000 and during the yea received clearance to have its stock quoted on the OTC Bulletin Board.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2001 the Company has a working capital deficiency of $306,457 (2000 - $228,360) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the year 61% of the Company's sales were made to two customers representing 40% and 21% respectively.

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

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventory

Inventory is carried at the lower of cost and net realizable value.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed by the straight-line method on estimated useful lives of two to five years.

Revenue recognition

The Company recognizes revenue when products have been shipped.

Research and development costs

Ongoing product and technology research and development costs are expensed as incurred net of contributions made by third parties toward research projects.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 is not expected to have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The adoption of SFAS 142 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3 - LOANS PAYABLE

During 2000 a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and had and original due date of October 1, 2001 which has been amended to October 1, 2002. At December 31, 2001 $6,262 (2000 - $262) of accrued interest has been recorded in connection with this loan.

Also during 2000 the Company borrowed $60,000 to satisfy working capital requirements and as at December 31, 2001, has a loan payable, net of previous principal repayments, of $15,000 originally due June 1, 2001 which has been extended to December 31, 2001 and subsequent to year end, further extended to June 15, 2002. The note originally bore interest at a rate of 30% per annum, however, during 2001, the note holder agreed to forgive all previously accrued interest and waive all future interest until the amended due date resulting in a gain on settlement in the year of $9,906.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $298,009 (2000 - $482,773); management fees incurred by the Company - $57,186 (2000 - $94,000); and payments and reimbursements made by the Company - $165,516 (2000 - $453,580). Also during the year $137,072 due to a director was settled through the issuance of 350,000 shares of common stock. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

By agreements dated January 1, 2001, the Company and LTC acquired certain inventory and fixed assets from LTBC. In consideration for these acquisitions, the Company and LTC issued non-interest-bearing promissory notes totalling $40,730 originally due on or before June 30, 2001. The due dates on these notes have been amended to January 1, 2002. Subsequent to year end, the due dates on these notes were further extended to January 1, 2003.

Refer to Notes 3 and 5.

NOTE 5 - CAPITAL STOCK

During 1999 and 2000 the Company issued 70,525 shares of preferred stock at $2.00 per share for proceeds of $141,050, pursuant to Regulation 504 of the Securities Act of 1933. Each share of preferred stock is voting, is entitled to non-cumulative cash dividends at the rate of $0.20 per share per year, and may be converted into 1.10 shares of common stock at any time prior to May 31, 2000. During 2000 these 70,525 preferred shares were converted into 77,578 common shares leaving no preferred shares outstanding.

Effective October 25, 2000 the Company completed a private placement of 33,333 restricted shares of common stock at a price of $1.50 per share for total proceeds of $50,000.

During 2001 the Company issued 350,000 shares of common stock in settlement of certain advances from a director of the Company totalling $137,072.

Stock option plans

During 2000 the Company adopted plans allowing for the granting of stock options and awarding of shares of common stock as follows:

Incentive Stock Option Plan

Effective March 15, 2000 the Company adopted an Incentive Stock Option Plan authorizing the issuance of options to purchase up to 300,000 (subsequently amended to 200,000) shares of common stock less the number of options previously granted under this plan and the Non-Qualified Stock Option Plan. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company's common stock and can not be exercised until one year following the date of grant. This plan is available to officers, directors and key employees of the Company.

Non-Qualified Stock Option Plan

Effective March 15, 2000 the Company adopted a Non-Qualified Stock Option Plan authorizing the issuance of options to purchase up to 400,000 (subsequently amended to 600,000) shares of common stock less the number of options previously granted under this plan and the Incentive Stock Option Plan. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company's common stock and can be exercised at any time following the date of grant. This plan is available to officers, directors, employees, consultants and advisors of the Company.

Stock Bonus Plan

Effective March 15, 2000 the Company adopted a Stock Bonus Plan authorizing the awarding of up to 400,000 (subsequently amended to 200,000) shares of common stock. This plan is available to officers, directors, employees, consultants and advisors of the Company.

As at December 31, 2001, no stock-based compensation cost has been recorded for any period and no stock options or awards have been issued under any of these plans.

NOTE 6 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $632,000 at December 31, 2001. These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.





Luna Fins Final 3-28-02

                                  SIGNATURES


    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2002.

                                  LUNA TECHNOLOGIES INTERNATIONAL INC.


                                  By  /s/ Kimberly Landry
                                     -----------------------------------------
                                     Kimberly Landry, President


                                  By  /s/ Dale Berscht
                                      ----------------------------------
                                      Dale Berscht, Principal Accounting and
                                      Financial Officer




         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


 /s/ Kimberly Landry
-------------------------
Kimberly Landry                     Director              March 28, 2002



 /s/ Robert H. Humber
-------------------------
Robert H. Humber                    Director              March 28, 2002







Luna 10-KSB Dec 01 Final March-02