Form 10QSB
period 2002-03-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2002-05-14
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2002
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

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

                                YES [X] NO [ ]




      As of May 10, 2002, the Company had 5,275,166 shares of common stock issued and outstanding.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (Unaudited)













CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                               March 31,     December
                                                                  2002       31, 2001
--------------------------------------------------------------------------------------
                                                              (Unaudited)

                                        ASSETS

CURRENT ASSETS
  Cash                                                         $   12,683    $     893
     Accounts receivable                                           19,982       20,609
     Prepaid expenses                                               3,533        3,997
     Inventory                                                     29,919       34,134
----------------------------------------------------------------------------------------

                                                                   66,117       59,633

FURNITURE AND EQUIPMENT,
 net of depreciation of $36,452 (2001 - $31,937)           `       40,858       34,056
----------------------------------------------------------------------------------------

                                                              $   106,975   $   93,689
========================================================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $   114,084  $   159,687
     Refundable deposits                                           84,411       84,411
     Loans payable (Note 3)                                        82,775       81,262
  Notes payable (Note 4)                                           40,730       40,730
----------------------------------------------------------------------------------------
                                                                  322,000      366,090
               DUE TO RELATED PARTIES (Note 4)                    193,043      167,681
----------------------------------------------------------------------------------------

                                                                  515,043      533,771
----------------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
     Capital stock  (Note 5)
       Common stock, $0.0001 par value, 30,000,000 shares
authorized 4,960,911 (2001 - 4,960,911) shares issued and
outstanding                                                          496          496
       Convertible preferred stock, $0.0001 par value,
5,000,000 shares authorized
         NIL issued and outstanding                                     -            -
  Additional paid-in capital                                      332,126      332,126
     Subscription proceeds received (Note 5)                      108,500            -
  Deficit                                                        (862,023)    (781,981)
     Accumulated other comprehensive income                        12,833        9,277
----------------------------------------------------------------------------------------
                                                                 (408,068)    (440,082)
----------------------------------------------------------------------------------------
                                                              $   106,975   $   93,689
========================================================================================



  The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                Interim Consolidated Statements of Operations

                                   (Unaudited)



                                                              Three Months Ended March
                                                                         31,
                                                                  2002         2001
----------------------------------------------------------------------------------------

SALES                                                          $   26,647   $   28,077
COST OF SALES                                                      18,108        5,630
----------------------------------------------------------------------------------------

GROSS MARGIN                                                        8,539       22,447
----------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                                       20,478       28,162
  Depreciation                                                      4,515        5,493
     Interest                                                       2,208        3,910
     Management fees                                                9,407       18,654
  Office and general                                               17,062       24,305
  Professional fees                                                13,744        6,062
     Rent                                                           5,835        6,073
     Research and development, net of recoveries                   10,693       13,390
  Wages and benefits                                                4,639       11,300
----------------------------------------------------------------------------------------

                                                                   88,581      117,349
----------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                       $   (80,042) $   (94,902)
========================================================================================

BASIC NET LOSS PER SHARE                                       $    (0.02)  $    (0.02)
========================================================================================

WEIGHTED AVERAGE COMMON
                       SHARES OUTSTANDING                        4,960,911    4,610,911
========================================================================================




  The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                 INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)



                                                             Three Months Ended March
                                                                        31,
                                                                 2002         2001
---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                    $   (80,042) $   (94,902)
  Adjustments to reconcile net loss to net cash from
operating activities:
  - depreciation                                                   4,515        5,493
   - accrued interest expense                                      1,513        2,577
   - accounts receivable                                             627      (11,965)
   - inventory                                                     4,215      (20,727)
   - prepaid expenses                                                464          760
   - accounts payable                                            (45,603)      11,419
   - refundable deposits                                                -      22,776
---------------------------------------------------------------------------------------

           NET CASH USED IN OPERATING ACTIVITIES                (114,311)     (84,569)
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                            (11,317)           -
---------------------------------------------------------------------------------------

           NET CASH USED IN INVESTING ACTIVITIES                 (11,317)           -
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                      -        6,776
  Common share subscription proceeds received                    108,500            -
  Advances from related parties                                   25,362       49,439
---------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                         133,862       56,215
---------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                    3,556       14,542
---------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                       11,790      (13,812)

CASH, BEGINNING OF PERIOD                                            893       13,812
---------------------------------------------------------------------------------------

CASH, END OF PERIOD                                           $   12,683     $       -
=======================================================================================


 Non-cash activities:

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

                                 March 31, 2002

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

The company completed a Form 10SB registration with the United States Securities and Exchange Commission effective May 15, 2000 and during 2001 received clearance to have its stock quoted on the OTC Bulletin Board.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2002 the Company has a working capital deficiency of $255,883 (2001 - $306,457) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations..

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------------

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

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Net Loss per Common Share
Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities outstanding, the accompanying presentation is only of basic loss per share.

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

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2002

------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

NOTE 3 - LOANS PAYABLE

During 2000 a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and had an original due date of October 1, 2001 which has been amended to October 1, 2002. At March 31, 2002 $7,775 (December 31, 2001 - $6,262) of accrued interest has been recorded in connection with this loan.

Also during 2000 the Company borrowed $60,000 to satisfy working capital requirements and as at March 31, 2002, has a loan payable, net of previous principal repayments, of $15,000 originally due June 1, 2001 which has been extended to June 15, 2002. The note originally bore interest at a rate of 30% per annum, however, during 2001, the note holder agreed to forgive all previously accrued interest and waive all future interest until the amended due date.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $57,459 (2001 - $76,397); management fees incurred by the Company
- $9,407 (2001 - $18,654); and payments and reimbursements made by the Company - $41,504 (2001 - $445,612). Also during the period ended March 31, 2001 $137,072 due to a director was settled through the issuance of 350,000 shares of common stock. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

By agreements dated January 1, 2001, the Company and LTC acquired certain inventory and fixed assets from LTBC. In consideration for these acquisitions, the Company and LTC issued non-interest-bearing promissory notes totalling $40,730 originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2003.

Refer to Note 3.

NOTE 5 - CAPITAL STOCK

During the period the Company received subscription proceeds of $100,000 towards the issuance of 200,000 units at a price of $0.50 per unit. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 1, 2004.

During the period the Company received subscription proceeds of $8,500 towards the issuance of 15,455 units at a price of $0.55 per unit. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 1, 2004.

Stock option plans
As approved by the directors effective February 6, 2002, the Company has adopted plans allowing for the granting of stock options and awarding of shares of common stock as follows:

Incentive Stock Option Plan
The Company adopted an Incentive Stock Option Plan authorizing the issuance of options to purchase up to 200,000 shares of common stock of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company's common stock and can not be exercised until one year following the date of grant. This plan is available to officers, directors and key employees of the Company.

Non-Qualified Stock Option Plan
The Company adopted a Non-Qualified Stock Option Plan authorizing the issuance of options to purchase up to 600,000 shares of common of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company's common stock and can be exercised at any time following the date of grant. This plan is available to officers, directors, employees, consultants and advisors of the Company.

Stock Bonus Plan
The Company adopted a Stock Bonus Plan authorizing the awarding of up to 200,000 shares of common stock of the Company. This plan is available to officers, directors, employees, consultants and advisors of the Company.

As at March 31, 2002, no stock-based compensation cost has been recorded for any period and no stock options or awards have been issued under any of these plans.

NOTE 6 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $712,000 at March 31, 2002. These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.

                      Management's Discussion and Analysis

Results of Operations

During the three months ended March 31, 2002 sales declined as the result of the inability of the Company to obtain financing. The lack of working capital delayed the implementation of significant portions of the Company's marketing program and prevented the Company from maintaining adequate inventory levels to allow the timely delivery of product. Outstanding purchase orders at March 31, 2002 were approximately $90,000.

The difference in Company's gross profit margin between the quarters ended March 31, 2002 and March 31, 2001 is the result of an error in calculating in the cost of sales during the three months ended March 31, 2001.

For the three months ended March 31, 2002 general and administrative expenses declined due to a reduction in management and consulting fees.

Liquidity and Capital Resources

During the three months ended March 31, 2002, the Company's operation used $114,311 in cash. The Company satisfied its capital requirements during this period through subscriptions received for the sale of its common stock and warrants and from advances from related parties.

The Company anticipates its capital needs during the twelve months ending December 31, 2002 will be as follows: $510,000 for corporate expenses, $25,000 for research relating to the development of advanced strontium aluminate PL materials, $83,000 to repay loans and interest from unrelated third parties, and $193,000 to repay amounts borrowed from Kimberly Landry and Douglas Sinclair, both officers of the Company.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At March 31, 2002, the Company had a working capital deficiency of ($255,883). The ability of the Company to continue is dependent of the Company raising additional capital and on future profitable operations. To the end the Company is seeking financing to expand its operations and for working capital purposes. There can be no assurance that the Company will be successful in obtaining additional financing.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities.

      Subsequent to March 31, 2002 the Company sold 314,255 units at prices ranging between $0.50 and $0.80 per unit. Each unit consisted of one common share and one warrant. Each warrant allows the holder to purchase one additional common share of the Company at a price of $1.00 until March 1, 2004.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending March 31, 2002.

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



                              By:  /s/ Kimberly Landry
                                  --------------------------------------------
                                          Kimberly Landry, President


                                  /s/ Dale Berscht
                                  --------------------------------------------
                                  Dale Berscht, Prinicpal Accounting and
                                  Financial Officer


                              Date:    May 14, 2002
                                     -----------------------------------------