Form 10QSB
period 2002-06-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2002-08-14
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 2002
                                       or
          [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                     the Securities Exchange Act of 1934

                           Commission file No. 0-29991

                    LUNA TECHNOLOGIES INTERNATIONAL, INC.
                    -------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                 91-1987288
  -----------------------            -------------------------------------
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

                            YES [X]      NO [ ]




      As of August 14, 2002 the Company had 5,352,166 shares of common stock issued and outstanding.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (Unaudited)









CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                      June 30,     December 31,
                                                       2002             2001
-------------------------------------------------------------------------------
                                                    (Unaudited)

                                        ASSETS

CURRENT ASSETS
  Cash                                            $    3,850         $     893
     Accounts receivable                              30,752            20,609
     Prepaid expenses                                  3,234             3,997
     Inventory                                       130,700            34,134
-------------------------------------------------------------------------------
                                                     168,536            59,633

FURNITURE AND EQUIPMENT,
 net of depreciation of $41,125 (2001 - $31,937)      40,449            34,056
-------------------------------------------------------------------------------

                                                 $   208,985        $   93,689
===============================================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities       $   157,249       $   159,687
     Refundable deposits                              84,411            84,411
     Loans payable (Note 3)                           76,787            81,262
  Notes payable (Note 4)                              40,730            40,730
-------------------------------------------------------------------------------

                                                     359,177           366,090
DUE TO RELATED PARTIES (Note 4)                      249,512           167,681
------------------------------------------------------------------------------

                                                     608,689           533,771
-------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
 Capital stock  (Note 5)
   Common  stock, $0.0001 par value, 30,000,000
    shares authorized 5,352,166  (2001 - 4,960,911)
    shares issued and outstanding                        535               496

   Convertible preferred stock, $0.0001 par value,
    5,000,000 shares authorized NIL issued and
    outstanding                                            -                 -
  Additional paid-in capital                         573,247           332,126
  Deficit                                           (974,290)         (781,981)
     Accumulated other comprehensive income              804             9,277
-------------------------------------------------------------------------------

                                                    (399,704)         (440,082)
-------------------------------------------------------------------------------

                                                 $   208,985        $   93,689
==============================================================================


  The accompanying notes are an integral part of these interim consolidated financial statements




                        TECHNOLOGIES INTERNATIONAL, INC.

                INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             Three         Three     Six Months   Six Months
                                             Months        Months      Ended        Ended
                                           Ended June    Ended June   June 30,     June 30,
                                            30, 2002      30, 2001      2002        2001
-------------------------------------------------------------------------------------------
SALES                                    $    94,647  $    59,113  $   121,294  $   87,190
COST OF SALES                                 33,952       51,694       52,060      57,324
-------------------------------------------------------------------------------------------

GROSS MARGIN                                  60,695        7,419       69,234      29,866
-------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                  91,009       18,460      111,487      46,622
  Depreciation                                 4,673        5,513        9,188      11,006
     Interest                                  2,017        3,715        4,225       7,625
     Management fees                           9,703       18,492       19,110      37,146
  Office and general                          29,812       28,991       46,874      53,296
  Professional fees                            7,195        3,802       20,939       9,864
     Rent                                      6,018        6,019       11,853      12,092
     Research and development                  9,656        4,758       20,349      18,148
  Wages and benefits                          12,879       10,597       17,518      21,897
-------------------------------------------------------------------------------------------

                                             172,962      100,347      261,543     217,696
-------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                 $  (112,267)    $ (92,928)  $ (192,309)   $(187,830)
===========================================================================================

BASIC NET LOSS PER SHARE                 $    (0.02)  $    (0.02)   $    (0.04)   $   (0.04)
============================================================================================

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                     5,289,166    4,757,685    5,125,039    4,684,298
============================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                 INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                          2002          2001
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                              $ (192,309)  $ (187,830)
  Adjustments  to reconcile net loss to net cash from
operating activities:
  - depreciation                                            9,188       11,006
  - stock-based compensation                               65,000            -
   - accrued interest expense                               3,025        5,195
   - accounts receivable                                  (10,143)      (3,328)
   - inventory                                            (96,566)     (26,085)
   - prepaid expenses                                         763        1,103
   - accounts payable                                      (2,438)      16,446
   - refundable deposits                                        -       13,523
-------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                    (223,480)    (169,970)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                     (15,581)        (626)
-------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                     (15,581)        (626)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                               -       10,531
   Loan repayments                                         (7,500)           -
  Issuance of common shares                               176,160            -
  Advances from related parties                            81,831      144,189
--------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                  250,491      154,720
-------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                            (8,473)       2,064
-------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                 2,957      (13,812)

CASH, BEGINNING OF PERIOD                                     893       13,812
-------------------------------------------------------------------------------

CASH, END OF PERIOD                                    $    3,850     $      -
===============================================================================

 Non-cash activities:
  During the period ended June 30, 2001, the Company issued $40,730 of notes payable in connection with the acquisition of certain inventory and fixed assets from LTBC. (Refer to Note 3)

  During the period ended June 30, 2001, the Company issued 350,000 shares of common stock in settlement of advances received from a director of the Company totalling $137,072. (Refer to Note 4)

  During the period ended June 30, 2002, the Company issued 77,000 shares of capital stock under the Stock Bonus Plan with a fair value of $69,300. (Refer to Note 5)

  The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2002
-----------------------------------------------------------------------------

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002
-----------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
------------------------------------------------------------------------------

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2002 the Company has a working capital deficiency of $190,641 (2001 - $306,457) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the period 63% of the Company's sales were made to two customers representing 47% and 16% respectively.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Share purchase warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

Stock-based Compensation

The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

------------------------------------------------------------------------------

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


NOTE 3 - LOANS PAYABLE
------------------------------------------------------------------------------

During 2000 a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and had an original due date of October 1, 2001 which has been amended to October 1, 2002. At June 30, 2002 $9,287 (December 31, 2001 - $6,262) of accrued interest has been recorded in connection with this loan.

Also during 2000 the Company borrowed $60,000 to satisfy working capital requirements and as at December 31, 2001, had a loan payable, net of previous principal repayments, of $15,000 originally due June 1, 2001 which was extended to June 15, 2002. The note originally bore interest at a rate of 30% per annum, however, during 2001, the note holder agreed to forgive all previously accrued interest and waive all future interest until the amended due date. During the period the Company repaid $7,500 of this loan, however, as at June 30, 2002 $7,500 remains outstanding and is overdue. To date the Company has not received a demand for payment on the remaining balance outstanding.


NOTE 4 - RELATED PARTY TRANSACTIONS
------------------------------------------------------------------------------

During the period the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $117,930 (2001 - $200,522); management fees incurred by the Company - $19,110 (2001 - $37,146); and payments and reimbursements made by the Company - $55,209 (2001 - $94,479). Also during the period ended June 30, 2001 $137,072 due to a director was settled through the issuance of 350,000 shares of common stock. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

By agreements dated January 1, 2001, the Company and LTC acquired certain inventory and fixed assets from LTBC. In consideration for these acquisitions, the Company and LTC issued non-interest-bearing promissory notes totalling $40,730 originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2003.

Refer to Note 3.

NOTE 5 - CAPITAL STOCK
------------------------------------------------------------------------------

During the period the Company issued 200,000 units at a price of $0.50 per unit for proceeds of $100,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 1, 2004.

During the period the Company issued 15,455 units at a price of $0.55 per unit for proceeds of $8,500. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 1, 2004.

During the period the Company issued 75,000 units at a price of $0.60 per unit for proceeds of $45,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.25 per share until September 15, 2003.

During the period the Company issued 4,800 units at a price of $0.70 per unit for proceeds of $3,360. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 1, 2004.

During the period the Company issued 4,000 units at a price of $0.75 per unit for proceeds of $3,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 1, 2004.

During the period the Company issued 15,000 units at a price of $0.80 per unit for proceeds of $12,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.25 per share until March 1, 2004.

As at June 30, 2002 share purchase warrants are outstanding to purchase 224,255 shares at a price of $1.00 to March 1, 2004; 15,000 shares at a price of $1.25 to March 1, 2004 and 75,000 shares at a price of $1.25 to September 15, 2003.

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

   Stock Bonus Plan

   The Company adopted a Stock Bonus Plan authorizing the awarding of up to 200,000 shares of common stock of the Company solely at the discretion of the board of directors. This plan is available to officers, directors, employees, consultants and advisors of the Company.

------------------------------------------------------------------------------

Effective February 14, 2002 the Company filed a Form S-8 Registration Statement in connection with the shares authorized under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan and the Stock Bonus Plan.

During the period, the Company awarded 77,000 shares of capital stock under the Stock Bonus Plan with a fair value of $69,300. The Company recorded a consulting expense in the period of $65,000 being the fair value of the shares awarded less reimbursements received totalling $4,300. As at June 30, 2002 123,000 shares remain available for awards under the Stock Bonus Plan.

As at June 30, 2002, no stock-based compensation cost has been recorded for any period and no stock options or awards have been issued under either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.


NOTE 6 - INCOME TAXES
------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $759,000 at June 30, 2002. These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.

                      Management's Discussion and Analysis


Results of Operations

During the six months ended June 30, 2002 sales were $121,294 compared to $87,190 for the six month period ending June 30, 2001. The lack of working capital delayed the implementation of significant portions of the Company's marketing program and prevented the Company from maintaining adequate inventory levels to allow the timely delivery of product. Outstanding purchase orders at June 30, 2002 were approximately $ 90,000.00.

For the six months ended June 30, 2002, general and administrative expenses increased to $261,543. The increase in general and administrative expenses resulted from the Company expensing the sum of $65,000 being the cost of consulting bonus shares issued pursuant to the Company's stock bonus plan during the quarter ending June 30, 2002.

Liquidity and Capital Resources

During the six months ended June 30, 2002, the Company's operations used $223,480 in cash. The Company satisfied its capital requirements during this period through the sale of its common stock and warrants and from advances from related parties.

The Company anticipates its capital need during the twelve months ending June 30, 2003 are as follows: $450,000 for corporate expenses, and $40,000 for research and development relating to the development of advanced strontium aluminate PL materials.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At June 30, 2002, the Company had a working capital deficit of ($190,641). The ability of the Company to continue is dependent of the Company raising additional capital and on future profitable operations and for working capital purposes. There can be no assurance that the company will be successful in obtaining additional financing.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities.

      During the six months ended June 30, 2002 the Company sold 314,255 units at prices ranging between $0.50 and $0.80 per unit. Each unit consisted of one common share and one warrant. Each warrant allows the holder to purchase one additional common share of the Company at a price of $1.00 until March 1, 2004.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these securities.

      During the three months ended June 30, 2002 the Company issued 77,000 shares of its common stock to employees and consultants. The issuance of these shares was registered by means of a registration statement on Form S-8.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending June 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                              Luna Technologies International, Inc.



                              By:   /s/ Kimberly Landry
                                   -------------------------------------------
                                    Kimberly Landry, President


                                   /s/ Dale Berscht
                                  -------------------------------------------
                                    Dale Berscht, Principal Accounting Officer


                              Date:    August 14, 2002
                                     -----------------------------------------


                                  CERTIFICATION

In connection with the Quarterly Report of Luna Technologies International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly Landry, President of the Company, and I, Douglas Sinclair, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  August 14, 2002
                                    /s/ Kimberly Landry
                                    ---------------------------------
                                    Kimberly Landry
                                    Chief Executive Officer


                                    /s/ Douglas Sinclair
                                    ---------------------------------
                                    Douglas Sinclair
                                    Chief Financial Officer