Form 10QSB
period 2002-09-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2002-11-15
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2002
                                       or

          [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           Commission file No. 0-29991

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      91-1987288
   --------------------                          ------------------------
 (State of incorporation)                          (I.R.S. Employer
                                                 Identification Number)


                                61 B Fawcett Road
                  Coquitlam, British Columbia, Canada V3K 6V2
                    ----------------------------------------
               (address of principal executive offices) (Zip Code)


                                 (604)526-5890
                          ----------------------------
              (Registrant's telephone number, including area code)



 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]




      As of November 14, 2002 the Company had 5,420,166 shares of common stock issued and outstanding.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (Unaudited)



































CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                               September       December
                                                                30, 2002       31, 2001
----------------------------------------------------------------------------------------
                                                              (Unaudited)

                                        ASSETS

CURRENT ASSETS
  Cash                                                         $    8,994    $     893
     Accounts receivable                                           22,355       20,609
     Prepaid expenses                                               2,653        3,997
     Inventory (Note 7)                                           119,500       34,134
----------------------------------------------------------------------------------------
                                                                  153,502       59,633

FURNITURE AND EQUIPMENT,
     net of depreciation of $45,816 (2001 - $31,937)               36,898       34,056
----------------------------------------------------------------------------------------
                                                              $   190,400   $   93,689
========================================================================================


               LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    $   203,020  $   159,687
     Refundable deposits                                           85,421       84,411
     Loans payable (Note 3)                                        78,299       81,262
  Notes payable (Note 4)                                           40,730       40,730
----------------------------------------------------------------------------------------
                                                                  407,470      366,090

DUE TO RELATED PARTIES (Note 4)                                   230,177      167,681
----------------------------------------------------------------------------------------
                                                                  637,647      533,771
----------------------------------------------------------------------------------------

CONTINGENCIES (Notes 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
     Capital stock  (Note 5)
       Common  stock,  $0.0001 par value,  30,000,000
          shares authorized 5,405,166  (2001  -
          4,960,911)  shares issued and outstanding                   540          496

     Convertible preferred stock, $0.0001 par value,
        5,000,000 shares authorized NIL issued and outstanding          -            -
  Additional paid-in capital                                      596,102      332,126
  Deficit                                                      (1,042,607)    (781,981)
     Accumulated other comprehensive income (loss)                 (1,282)       9,277
----------------------------------------------------------------------------------------
                                                                 (447,247)    (440,082)
----------------------------------------------------------------------------------------

                                                              $   190,400   $   93,689
========================================================================================




   The accompanying notes are an integral part of these interim consolidated financial statements

                        TECHNOLOGIES INTERNATIONAL, INC.

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                           Three Months Ended        Nine Months Ended
                                         September     September   September    September
                                          30, 2002     30, 2001     30, 2002    30, 2001
-------------------------------------------------------------------------------------------

SALES                                   $   108,085   $   16,890  $   189,379   $ 104,080
COST OF SALES                                61,092        9,389      113,152      66,713
-------------------------------------------------------------------------------------------

GROSS MARGIN                                 46,993        7,501       76,227      37,367
OTHER INCOME                                 10,000            -       50,000           -
-------------------------------------------------------------------------------------------

                                             56,993        7,501      126,227      37,367
-------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                 42,662       16,215      154,149      62,837
  Depreciation                                4,691        5,526       13,879      16,532
     Interest                                 5,466        2,653        9,691      10,278
     Management fees                          9,547       10,683       28,657      47,829
  Office and general                         18,963       12,008       65,837      65,304
  Professional fees                          14,289        6,980       35,228      16,844
     Rent                                     5,958        6,019       17,811      18,111
     Research and development                 6,892          954       27,241      19,102
  Wages and benefits                         16,842        6,175       34,360      28,072
     Gain  on   settlement  of  accrued           -       (9,906)           -      (9,906)
interest
-------------------------------------------------------------------------------------------
                                            125,310       57,307      386,853     275,003
-------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                 $   (68,317) $   (49,806) $  (260,626)  $(237,636)
===========================================================================================




BASIC NET LOSS PER SHARE                 $    (0.01)  $    (0.01)  $    (0.05)  $    (0.05)
============================================================================================

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                     5,371,166    4,960,911    5,207,081    4,776,502
============================================================================================













   The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 2002         2001
---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                    $  (260,626) $  (237,636)
  Adjustments  to  reconcile  net  loss  to  net  cash  from operating activities:
  - depreciation                                                  13,879       16,532
  - stock-based compensation                                      72,260            -
  - non-cash consulting expense                                   15,600            -
   - accrued interest expense                                      4,537        7,010
   - gain on settlement of  accrued interest                           -       (9,906)
   - accounts receivable                                          (1,746)      (2,562)
   - inventory                                                   (85,366)     (25,202)
   - prepaid expenses                                              1,344        1,685
   - accounts payable                                             43,333      (26,678)
   - refundable deposits                                           1,010      102,777
---------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                           (195,775)    (173,980)
---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                            (16,721)        (626)
---------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                            (16,721)        (626)
---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan repayments                                                (7,500)           -
  Issuance of common shares                                      176,160            -
  Advances from related parties                                   62,496      180,688
---------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                          231,156     180,688
---------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                  (10,559)       4,618
---------------------------------------------------------------------------------------

INCREASE IN CASH                                                   8,101       10,700

CASH, BEGINNING OF PERIOD                                            893       13,812
---------------------------------------------------------------------------------------

CASH, END OF PERIOD                                           $    8,994  $    24,512
=======================================================================================


 Non-cash activities:
  During the period ended September 30, 2001, the Company issued $40,730 of notes payable in connection with the acquisition of certain inventory and fixed assets from LTBC. (Refer to Note 3)

  During the period ended September 30, 2001, the Company issued 350,000 shares of common stock in settlement of advances received from a director of the Company totalling $137,072. (Refer to Note 4)

  During the period ended September 30, 2002, the Company issued 91,000 shares of common stock under the Stock Bonus Plan with a fair value of $76,560. (Refer to Note 5)

  During the period ended September 30, 2002, the Company issued 39,000 shares of common stock in payment of consulting services with a fair value of $15,600. (Refer to Note 5)

              The accompanying notes are an integral part of these
                    interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2002
---------------------------------------------------------------------------


                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002
-------------------------------------------------------------------------------

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2002 the Company has a working capital deficiency of $253,968 (2001 - $306,457) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the period 75% of the Company's sales were made to a single customer.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Recent accounting pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 has not had a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The adoption of SFAS 142 has not had a material impact on the Company's financial position or results of operations.


NOTE 3 - LOANS PAYABLE
--------------------------------------------------------------------------------

During 2000 a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and had an original due date of October 1, 2001 which has been amended to October 1, 2003. At September 30, 2002 $10,799 (December 31, 2001 - $6,262) of accrued interest has been recorded in connection with this loan.

Also during 2000 the Company borrowed $60,000 to satisfy working capital requirements and as at December 31, 2001, had a loan payable, net of previous principal repayments, of $15,000 originally due June 1, 2001 which was extended to June 15, 2002. The note originally bore interest at a rate of 30% per annum, however, during 2001, the note holder agreed to forgive all previously accrued interest and waive all future interest until the amended due date. During the period the Company repaid $7,500 of this loan, however, as at September 30, 2002 $7,500 remains outstanding and is overdue. To date the Company has not received a demand for payment on the remaining balance outstanding.


NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the period the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $120,965 (2001 - $273,972); management fees incurred by the Company - $28,657 (2001 - $47,829); and payments and reimbursements made by the Company - $87,126 (2001 - $141,113). Also during the period ended September 30, 2001 $137,072 due to a director was settled through the issuance of 350,000 shares of common stock. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

By agreements dated January 1, 2001, the Company and LTC acquired certain inventory and fixed assets from LTBC. In consideration for these acquisitions, the Company and LTC issued non-interest-bearing promissory notes totalling $40,730 originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2003.

Refer to Note 3.

NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

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

As at September 30, 2002 share purchase warrants are outstanding to purchase 224,255 shares at a price of $1.00 to March 1, 2004; 15,000 shares at a price of $1.25 to March 1, 2004 and 75,000 shares at a price of $1.25 to September 15, 2003.

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

--------------------------------------------------------------------------------

Effective February 14, 2002 the Company filed a Form S-8 Registration Statement in connection with the shares authorized under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan and the Stock Bonus Plan.

During the period, the Company awarded 91,000 shares of common stock under the Stock Bonus Plan with a fair value of $76,560. The Company recorded a consulting expense in the period of $72,260 being the fair value of the shares awarded less reimbursements received totalling $4,300. As at September 30, 2002 109,000 shares remain available for awards under the Stock Bonus Plan.

During the period, the Company issued 39,000 restricted shares of common stock in payment of consulting services with a fair value of $15,600.

As at September 30, 2002, no stock-based compensation cost has been recorded for any period and no stock options or awards have been issued under either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

Refer to Note 8.


NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $892,000 at September 30, 2002. These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.


NOTE 7 - INVENTORY
--------------------------------------------------------------------------------

During the period a creditor of the Company improperly seized inventory from the Company with a carrying value of $57,647 in an attempt to secure payment of certain refundable deposits and other accrued liabilities totalling $111,012. The Company is currently attempting to resolve this dispute. Management believes that the full carrying value of this inventory will ultimately be realized upon resolution of this dispute and accordingly no impairment provision has been taken.


NOTE 8 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to September 30, 2002 the Company awarded an additional 15,000 shares of common stock under the Stock Bonus Plan.

Effective November 4, 2002 the Company granted 50,000 options to acquire shares of the Company's common stock at a price of $0.50 per share for a period of one year under the Non-Qualified Stock Option Plan.

                      Management's Discussion and Analysis

Results of Operations

Sales during the nine months ended September 30, 2002 increased due to efforts by the Company to increase awareness of the Company's products in the marketplace.

During the three months ended September 30, 2002, the Company received payments totaling $10,000 from customers in connection with pricing agreements. During the nine months ended September 30, 2002, the Company received payments totaling $50,000 in connection with these agreements.

General and administrative expenses for the nine months ended September 30, 2002 increased primarily as the result of the issuance of restricted shares issued for services. During the nine months ended September 30, 2002, $72,260 was expensed representing the value of 91,000 common shares issued pursuant to the Company's stock bonus plan, net of reimbursements, and $15,600 was expensed representing the value of 39,000 restricted common shares issued for consulting services. No bonus or consulting shares were issued in 2001.

Liquidity and Capital Resources

During the nine months ended September 30, 2002 the Company's operations used $195,775 in cash. The Company satisfied its capital requirements during the period through the sale of common stock and warrants for $176,160 and advances from related parties in the amount of $62,496. The common stock and warrants were sold as units. The Company sold 314,255 units at prices ranging between $0.50 and $0.80 per unit. Each unit consisted of one common share and one warrant entitling the holder to purchase one additional common share.

The Company anticipates its capital needs during the twelve month period ended September 30, 2003 to be $475,000 for general and administrative expenses, including $25,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At September 30, 2002, the Company has a working capital deficiency of $253,968. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities.

      During the three months ended September 30, 2002 the Company issued 39,000 shares of its common stock in payment of consulting services. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these securities.

      During the three months ended September 30, 2002 the Company issued 14,000 shares of its common stock to employees and consultants. The issuance of these shares was registered by means of a registration statement on Form S-8.


Item 4.  Controls and Procedures

      Kim Landry, the Company's Chief Executive Officer and Douglas Sinclair, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Ms. Landry and Mr. Sinclair there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

        No exhibits are filed with this report.

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ending September 30, 2002.

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



                              By:  /S/ Kimberly Landry
                                   -------------------------------------------
                                   Kimberly Landry, President


                                  /s/ Douglas Sinclair
                                  -------------------------------------------
                                  Douglas Sinclair, Chief Financial Officer


                                   Date: November 14, 2002


                                  CERTIFICATION

     In connection with the Quarterly Report of Luna Technologies International, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly Landry, President of the Company, and I, Douglas Sinclair, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  November 14, 2002

                                     /S/ Kimberly Landry
                                   ------------------------------------
                                    Kimberly Landry
                                    Chief Executive Officer


                                    /s/ Douglas Sinclair
                                  -------------------------------
                                    Douglas Sinclair
                                    Chief Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I,  Kimberly  Landry,   the  Chief  Executive   Officer  of  Luna   Technologies
International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Luna Technologies International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002             /S/ Kimberly Landry
                                     -----------------------------------
                                     Kimberly Landry
                                     Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I,  Douglas   Sinclair,   the  Chief  Financial  Officer  of  Luna  Technologies
International, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Luna Technologies International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002             /s/ Douglas Sinclair
                                     -----------------------------------
                                     Douglas Sinclair
                                     Chief Financial Officer