Form 10KSB
period 2002-12-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2003-04-03
CIK 1085217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-25474

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
           ----------------- ---------------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                     91-1987288
         ------------------------                      ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)
       61A Fawcett Road
       Coquitlam, British Columbia, Canada                    V3K 6V2
    (Address of Principal Executive Office)                   Zip Code

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $332,285.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2003 was approximately $1,340,000.

As of March 31, 2003 the Company had 5,455,166 issued and outstanding shares of common stock.

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

      From the date of its incorporation and through December 31, 2002 the Company had cumulative losses of $(1,123,898). There can be no assurance that the Company will ever earn any profits.

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

      The Company began producing Lunaplast on a commercial basis during fiscal 2000. During the year ended December 31, 2002 the Company had sales of $332,285. As of March 28, 2003 the Company had a backlog, representing firm orders for delivery of Lunaplast prior to December 31, 2003, of $1,304.

      During the year ended December 31, 2002 one customer accounted for 73% of the Company's gross revenues. The Company is of the opinion that the loss of this customer would not have a material adverse effect on the Company.

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

      The Company markets its products through its officers and through independent sales representatives. As of March 28, 2003 the Company had 5 independent sales representatives which were marketing Lunaplast in North America, and Australia.

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

Employees

    As of March 28, 2003 the Company had 8 full-time employees including Douglas Sinclair and Kimberly Landry. See Item 9 of this report. As of March 28, 2003 the Company did not have any part time employees. Contingent upon the Company raising sufficient capital, the Company plans to hire additional employees as may be required by the level of the Company's operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

      The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol "LTII". The following table presents the high and low closing prices for the common stock as reported by the NASD for each quarter beginning in April 2001 when the Company's stock was first quoted. The prices reflect inter-dealer quotations without adjustments for retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.


      Quarter Ending                      High          Low

           6/30/01                        $1.01         $0.51
           9/30/01                        $0.60         $0.45
          12/31/01                        $0.45         $0.45

           3/31/02                        $0.71         $0.41
           6/30/02                        $1.10         $0.75
           9/30/02                        $0.87         $0.35
          12/31/02                        $0.48         $0.25

      As of March 28, 2003 there were 102 record owners of the Company's common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

      Sales during the year ended December 31, 2002 were $332,285, an increase of $102,862 or 45% from the previous year. Sales to a single customer amounted to 73% of total sales during 2002.

      During the year ended December 31, 2002 the Company received payments totaling $50,000 from customers in connection with pricing agreements.

      General and administrative expenses for the year ended December 31, 2002 increased primarily as the result of expensing the fair value ($96,910) of 110,000 common shares issued during the year for services provided to the Company.

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

      During the year ended December 31, 2002, the Company's operations used $234,775 in cash and the Company purchased $18,651 of equipment. During this period the Company satisfied its cash requirements through sales of common stock in private placements, a loan, described below, from the Company's principal customer, and the agreement of Kimberly Landry and Douglas Sinclair to defer their compensation for the year ended December 31, 2002. The compensation due Ms. Landry and Mr. Sinclair for 2002 ($63,200 in total) was offset against payments and reimbursements made by the Company to Ms. Landry and Mr. Sinclair, resulting in a net increase of $36,781 in Advances From Related Parties for the year.

      Between December 2002 and January 2003 the Company borrowed $120,000 from a third party. Loan proceeds of $60,000 were received in December 2002 and the remaining $60,000 was received in January 2003. The loan is secured by all of the Company's assets and bears interest at a rate of 8% per year. The loan is to be repaid in 30 monthly principal payments of $3,333, commencing June 21, 2003, with a final principal payment of $20,010 due on December 21, 2005. Interest on the outstanding principal balance is payable monthly commencing June 21, 2003. The unpaid balance of the loan and interest may be converted at any time into restricted shares of the Company's common stock at a price of $0.60 per share during 2003, $0.90 per share during 2004 and $1.20 per share during 2005.

      The Company anticipates that its capital needs during the year ending December 31, 2002 will be as follows:

      $700,000 for corporate expenses, $25,000 for research relating to the development of advanced strontium aluminate PL materials, $94,000 to repay amounts borrowed from Kimberly Landry and $63,200 to pay the compensation due Kimberly Landry ($19,200) and Douglas Sinclair ($44,000) for 2002.

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses of the Company during the Company's initial year of operations, the Company's operations have not been a source of liquidity. At December 31, 2002 the Company had a working capital deficiency of approximately $(300,000). The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and on future profitable operations. To that end the Company is seeking financing to expand its operations and for working capital purposes. There can be no assurance that the Company will be successful in obtaining additional funding.

Recent Accounting Pronouncements

See Note 2 to the Company's financial statements.

Critical Accounting Policies And Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described in the notes to the consolidated financial statements for the fiscal year ended December 31, 2002 which are included as part of this report.

ITEM 7.     FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following sets forth certain information concerning the present management of the Company:

   Name                Age         Position with Company

   Kimberly Landry     37          President, Secretary and a Director
   Douglas Sinclair    54          Executive  Vice  President  and  Chief
                                   Financial Officer
   Robert H. Humber    58          Director

     Kimberly Landry has been the Company's President since September 1, 2001. Ms. Landry has been the Secretary of the Company, as well as a director since April 1999. Since December 1994 Ms. Landry has also been an officer and director of LTI.

      Douglas Sinclair has been the Company's Executive Vice President since September 1, 2001. Mr. Sinclair has been the Company's Chief Financial Officer since July 1, 2002. Mr. Sinclair has been the Chief Executive Officer of the

Company's Canadian subsidiary since January 1, 2000. Between 1995 and October 1999 Mr. Sinclair provided consulting services to LTI in the areas of research, development and marketing. Prior to 1995 Mr. Sinclair was an independent consultant to companies engaged in developing, manufacturing and marketing photoluminescent products.

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

ITEM 10.    EXECUTIVE COMPENSATION

         The following table sets forth in summary form the compensation received by the Company's executive officers during the fiscal years ended December 31, 2000, 2001, and 2002.

                    Annual Compensation                   Long Term Compensation
                    -------------------                   ----------------------
                                            Other          Re-
                                            Annual       stricted
Name and                                    Compen-       Stock       Options
Principal           Fiscal Salary   Bonus   sation        Awards      Granted
Position             Year    (1)     (2)      (3)          (4)          (5)
---------           ------ -------  ------- -------      --------     -------

Kimberly Landry,    2002  $20,000     --       --           --            --
President since     2001  $32,667     --       --           --            --
September 1, 2001   2000  $36,000     --       --           --            --
and Secretary

Douglas Sinclair,   2002  $50,000     --       --           --            --
Executive Vice      2001  $40,000     --       --           --            --
President           2000  $40,000     --       --           --            --


(1)  The dollar value of base salary (cash and non-cash) received.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of December 31, 2002.

      Name                          Shares                  Value
      ----                          ------                  ------

      Kimberly Landry            1,930,000                $752,700
      Douglas Sinclair               1,000               $  39,999

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

      The Company's Canadian subsidiary has an employment agreement with Kimberly Landry whereby the subsidiary has agreed to pay Ms. Landry a salary of $3,333 per month during the twelve-month period ending December 31, 2003.

      The Company's Canadian subsidiary has an employment agreement with Douglas Sinclair whereby the subsidiary has agreed to pay Mr. Sinclair a salary of $5,000 per month during the twelve-month period ending December 31, 2003.

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

Stock Option and Bonus Plans

      The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans". None of the plans have been approved by the Company's shareholders.

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

     Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plan authorizes the issuance of options to purchase up to 600,000 shares of the Company's Common Stock less the number of shares already optioned under both this Plan and the Incentive Stock Option Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the par value of the Company's Common Stock on the date the option is granted.

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

      Summary. The following sets forth certain information as of March 31, 2003, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's common stock. The options granted pursuant to the Company's Non-Qualified Stock Option Plan were granted subsequent to December 31, 2002.

                                   Total        Shares               Remaining
                                  Shares     Reserved for  Shares     Options/
                                 Reserved    Outstanding  Issued As     Shares
Name of Plan                    Under Plan     Options   Stock Bonus Under Plan
------------                    ----------   ----------- ----------- ----------

Incentive Stock Option Plan     200,000          --          N/A     200,000
Non-Qualified Stock Option Plan 600,000      80,000          N/A     490,000 (1)
Stock Bonus Plan                200,000         N/A       91,000     109,000

(1) Options for the purchase of 30,000 shares of common stock at a price of $0.40 per share were exercised on February 14, 2003.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of March 31, 2003.

                                      Shares of
Name and Address                    Common Stock              Percent of Class
----------------                    -------------           --------------------

Kimberly Landry                      1,930,000                     35%
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3

Douglas Sinclair                         1,000 (1)                   *
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3

Robert H. Humber                       790,000                     14%
130581/239th Ave., N.E
Seattle, WA  98125-4614

William Donovan                        438,000                      8%
37 Saratoga Drive
Dartmouth, Nova Scotia
Canada  B2X 5P9

All Officers and Directors
  as a Group (3 persons)             2,721,000                     50%

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

      During the year ended December 31, 2000 the Company borrowed $60,000 from Kimberly Landry. The loan is unsecured, bears interest at 10% per year and is payable on October 1, 2003.

      In January 2001 the Company acquired from LTI office and production equipment, as well as the rights to certain tradenames used by the Company. In consideration for these assets the Company agreed to pay LTI $41,142 prior to June 30, 2001. The maturity date on this loan has been extended to January 1, 2004.

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

8-K Reports

      During the quarter ending December 31, 2002 the Company did not file any reports on Form 8-K.

ITEM 14.    CONTROLS AND PROCEDURES

      Kim Landry, the Company's Chief Executive Officer and Douglas Sinclair, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Ms. Landry and Mr. Sinclair there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2002 AND 2001





















AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               LABONTE & CO.                           610 - 938 Howe Street
-----------------------------------------              Vancouver, BC  Canada
C H A R T E R E D   A C C O U N T A N T S              V6Z  1N9
                                                       Telephone (604) 682-2778
                                                       Facsimile (604) 689-2778
                                                       Email: info@labonteco.com



                                AUDITORS' REPORT
--------------------------------------------------------------------------------

To the Stockholders and Board of Directors of Luna Technologies International, Inc.

We have audited the consolidated balance sheets of Luna Technologies International, Inc. as at December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and the changes in stockholders' equity and cash flows for the years then ended in accordance with generally accepted accounting principles in the United States.



                                                   "LaBonte & Co."

                                                   CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 7, 2003


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors' would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the Stockholders and Board of Directors dated March 7, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.


                                                  "LaBonte & Co."

                                                  CHARTERED ACCOUNTANTS
Vancouver, B.C.
March 7, 2003

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                          December     December
                                                          31, 2002     31, 2001
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                   $      -     $     893
     Accounts receivable                                    42,693       20,609
     Prepaid expenses                                        2,197        3,997
     Inventory (Note 7)                                     21,058       34,134
--------------------------------------------------------------------------------
                                                            65,948       59,633

FURNITURE AND EQUIPMENT,
   net of depreciation of $50,654 (2001 - $31,937)          33,990       34,056
--------------------------------------------------------------------------------
                                                        $   99,938   $   93,689
================================================================================

            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
  Bank overdraft                                        $    2,339     $      -
  Accounts payable and accrued liabilities                 236,771      159,687
  Refundable deposits                                            -       84,411
  Current portion of convertible debenture (Note 5)         11,666            -
  Loans payable (Note 3)                                    76,812       81,262
  Notes payable (Note 4)                                    40,730       40,730
--------------------------------------------------------------------------------
                                                           368,318      366,090
CONVERTIBLE DEBENTURE (Note 5)                              48,334            -
DUE TO RELATED PARTIES (Note 4)                            204,462      167,681
--------------------------------------------------------------------------------
                                                           621,114      533,771
--------------------------------------------------------------------------------

CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
 Capital stock  (Note 6)
  Common stock, $0.0001 par value, 30,000,000 shares
  authorized 5,415,166 (2001 - 4,960,911) shares
  issued and outstanding                                       542          496

  Convertible preferred stock, $0.0001 par value,
  5,000,000 shares authorized NIL issued and outstanding         -            -
  Additional paid-in capital                               605,150      332,126
  Deficit                                               (1,123,898)    (781,981)
     Accumulated other comprehensive income (loss)          (2,970)       9,277
--------------------------------------------------------------------------------
                                                          (521,176)    (440,082)
--------------------------------------------------------------------------------
                                                        $   99,938   $   93,689
================================================================================


The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended December 31,
                                                           2002         2001
-------------------------------------------------------------------------------

SALES                                                 $   332,285   $   229,423
COST OF SALES                                             217,469       137,170
-------------------------------------------------------------------------------

GROSS MARGIN                                              114,816        92,253
OTHER INCOME                                               50,000             -
-------------------------------------------------------------------------------
                                                          164,816        92,253
-------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                               78,344        83,601
  Consulting - stock based (Note 6)                        96,910             -
  Depreciation                                             18,717        21,382
    Interest                                               12,916        12,450
    Management fees                                        63,049        57,186
  Office and general                                      103,738        81,768
  Professional fees                                        59,437        30,546
    Rent                                                   25,910        23,994
    Research and development                                7,426        18,744
  Wages and benefits                                       40,286        32,255
    Gain on settlement of accrued interest                      -        (9,906)
--------------------------------------------------------------------------------
                                                          506,733       352,020
--------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                                  $ (341,917)   $ (259,767)
================================================================================

BASIC NET LOSS PER SHARE                               $    (0.07)   $    (0.05)
================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              5,257,852     4,822,605
================================================================================










The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001




                                                                                                   Accumulated
                                                                                                      other
                                                        Common Stock       Additional              Comprehensive
                                                    Number of                Paid In                  Income
                                                     shares      Amount      Capital     Deficit      (loss)      Total
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                           4,610,911   $     461  $  195,089  $ (522,214)  $  3,869   $ (322,795)

Common stock issued on
settlement related party advances                      350,000          35     137,037           -          -      137,072

Net loss for the year                                        -           -           -    (259,767)         -     (259,767)

Currency translation adjustment                              -           -           -           -      5,408        5,408
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                           4,960,911         496     332,126    (781,981)     9,277     (440,082)

Issued for cash at - $0.50 per share                   200,000          20      99,980           -          -      100,000
                   - $0.55 per share                    15,455           2       8,498           -          -        8,500
                   - $0.60 per share                    75,000           7      44,993           -          -       45,000
                   - $0.70 per share                     4,800           1       3,359           -          -        3,360
                   - $0.75 per share                     4,000           1       2,999           -          -        3,000
                   - $0.80 per share                    15,000           1      11,999           -          -       12,000

Issued for consulting services                          34,000           3      13,597           -          -       13,600

Issued pursuant to stock bonus plan                     76,000           8      55,902           -          -       55,910

Stock-based compensation                                     -           -      28,700           -          -       28,700

Issued on exercise of options at                        30,000           3       2,997           -          -        3,000
$0.10 per share

Net loss for the year                                        -           -           -    (341,917)         -     (341,917)

Currency translation                                         -           -           -           -    (12,247)     (12,247)
adjustment
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002                           5,415,166   $     542  $  605,150 $(1,123,898) $  (2,970) $  (521,176)
===========================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Year Ended December 31,
                                                           2002         2001
--------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the year                                $ (259,767)  $ (341,917)
  Adjustments to reconcile net loss to net cash
   from operating activities:
   - depreciation                                          18,717       21,382
   - stock-based compensation                              83,310            -
   - non-cash consulting expense                           13,600            -
   - accrued interest expense                               6,050        8,522
   - gain on settlement of  accrued interest                    -       (9,906)
   - accounts receivable                                  (22,084)     (18,609)
   - inventory                                            (44,571)     (24,430)
   - prepaid expenses                                       1,800        2,176
   - accounts payable                                      70,311       57,105
   - refundable deposits                                  (19,991)      16,148
--------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                    (234,775)    (207,379)
--------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                     (18,651)        (627)
--------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                     (18,651)        (627)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                           2,339            -
   Loan repayments                                        (10,500)           -
  Issuance of common shares                               176,160            -
   Convertible debenture                                   60,000            -
  Advances from related parties                            36,781      189,679
--------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                  264,780      189,679
--------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES                           (12,247)       5,408
--------------------------------------------------------------------------------

DECREASE IN CASH                                             (893)     (12,919)

CASH, BEGINNING OF YEAR                                       893       13,812
--------------------------------------------------------------------------------

CASH, END OF YEAR                                       $       -    $     893
================================================================================

 Non-cash activities:
  During 2001 the Company issued $40,730 of notes payable in connection with the acquisition of certain inventory and fixed assets from LTBC. (Refer to Note
   4)
  During 2001 the Company issued 350,000 shares of common stock in settlement of advances received from a director of the Company totalling $137,072. (Refer to Note 4)
  During 2002 the Company issued 76,000 shares of common stock under the Stock
   Bonus Plan with a fair value of $55,910. (Refer to Note 6)
  During 2002 the Company issued 34,000 shares of common stock in payment of consulting services with a fair value of $13,600. (Refer to Note 6)

The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2002 the Company has a working capital deficiency of $295,597 (2001 - $302,370) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during 2002 73% of the Company's sales were made to a single customer who also provided financing to the Company in connection with the Convertible Debenture as described in Note 5.

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

Furniture and Equipment
Furniture and equipment are recorded at cost. Depreciation is computed by the straight-line method on estimated useful lives of two to five years.

Revenue recognition
The Company recognizes revenue when products have been shipped and collection is reasonably assured. The Company also generates revenues from fees in connection with Supply Agreements. These revenues are recognized as other income upon execution of the agreements and collection is reasonably assured.

Research and development costs
Ongoing product and technology research and development costs are expensed as incurred net of contributions made by third parties toward research projects.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined of the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. Management has also determined that the fair value of the convertible debenture approximates its carrying value as at December 31, 2002.

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

Stock-based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The adoption of SFAS 142 has not had a material impact on the Company's financial position or results of operations.


NOTE 3 - LOANS PAYABLE

During 2000 a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and had an original due date of October 1, 2001 which has been extended to October 1, 2003. At December 31, 2002 $12,312 (December 31, 2001 - $6,262) of accrued interest has been recorded in connection with this loan.

Also during 2000 the Company borrowed $60,000 to satisfy working capital requirements and as at December 31, 2001, had a loan payable, net of previous principal repayments, of $15,000 originally due June 1, 2001 which was extended to June 15, 2002. The note originally bore interest at a rate of 30% per annum, however, during 2001, the note holder agreed to forgive all previously accrued interest and waive all future interest until the amended due date. During the year the Company repaid $10,500 of this loan, however, as at December 31, 2002 $4,500 remains outstanding.


NOTE 4 - RELATED PARTY TRANSACTIONS

During the year the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $129,505 (2001 - $273,972); management fees incurred by the Company - $63,049 (2001 - $47,829); and payments and reimbursements made by the Company - $155,773 (2001 - $141,113). Also during 2001 $137,072 due to a director was settled through the issuance of 350,000 shares of common stock. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 4 - RELATED PARTY TRANSACTIONS (cont'd)

By agreements dated January 1, 2001, the Company and LTC acquired certain inventory and fixed assets from LTBC. In consideration for these acquisitions, the Company and LTC issued non-interest-bearing promissory notes totalling $40,730 originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2004.

Effective July 1, 2002 a director of the Company and the CEO of LTC signed one year employment agreements with LTC subject to automatic one year renewals. In connection with these agreements, the director and CEO will receive CAN$5,000 and CAN$7,500 per month respectively.

Refer to Note 3.

NOTE 5 - CONVERTIBLE DEBENTURE

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the "Debenture"). The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum. The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005. Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003.

The total unpaid balance of principal and interest may be converted at any time into restricted shares of the Company's common stock at a price of $0.60 per share during 2003, $0.90 per share during 2004 and $1.20 per share during 2005.

As at December 31, 2002 the Company had received $60,000 of the proceeds from this debenture and the remaining $60,000 was received subsequently. This Debenture was issued to the Company's major customer as described in Note 1.

NOTE 6 - CAPITAL STOCK

During 2001 the Company issued 350,000 shares of common stock in settlement of certain advances from a director of the Company totalling $137,072.

During 2002 the Company issued 200,000 units at a price of $0.50 per unit for proceeds of $100,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 1, 2004.

During 2002 the Company issued 15,455 units at a price of $0.55 per unit for proceeds of $8,500. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 1, 2004.

During 2002 the Company issued 75,000 units at a price of $0.60 per unit for proceeds of $45,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.25 per share until September 15, 2003.

During 2002 the Company issued 4,800 units at a price of $0.70 per unit for proceeds of $3,360. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 1, 2004.

During 2002 the Company issued 4,000 units at a price of $0.75 per unit for proceeds of $3,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 1, 2004.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 6 - CAPITAL STOCK (cont'd)

During 2002 the Company issued 15,000 units at a price of $0.80 per unit for proceeds of $12,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.25 per share until March 1, 2004.

As at December 31, 2002 share purchase warrants are outstanding to purchase 224,255 shares at a price of $1.00 to March 1, 2004; 15,000 shares at a price of $1.25 to March 1, 2004 and 75,000 shares at a price of $1.25 to September 15, 2003.

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

   Non-Qualified Stock Option Plan
   The Company adopted a Non-Qualified Stock Option Plan authorizing the issuance of options to purchase up to 600,000 shares of common of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then par value of the Company's common stock and can be exercised at any time following the date of grant. This plan is available to officers, directors, employees, consultants and advisors of the Company.

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

During 2002 the Company awarded 76,000 shares of common stock under the Stock Bonus Plan with a fair value of $55,910. The Company recorded a consulting expense in the year of $54,610 being the fair value of the shares awarded less reimbursements received totalling $1,300. As at December 31, 2002 124,000 shares remain available for awards under the Stock Bonus Plan.

During 2002 the Company issued 34,000 restricted shares of common stock in payment of consulting services with a fair value of $13,600.

Also during 2002, the Company granted 30,000 options to a consultant under the Company's Non-Qualified Stock Option Plan allowing for the acquisition of 30,000 shares of the Company's common stock at a price of $0.10 for a period of one year. The fair value of these non-qualified stock options was recorded as a consulting expense in the year. The fair value of these stock options at the date of grant of $28,700 was estimated using the Black-Scholes option pricing model with an expected life of one year, a risk-free interest rate of 4% and an expected volatility of 113%. During the year the Company issued 30,000 shares for proceeds of $3,000 on the exercise of these stock options.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 6 - CAPITAL STOCK (cont'd)

As at December 31, 2002, no awards have been granted under the Incentive Stock Option Plan and no stock options were outstanding under either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

Refer to Note 9.


NOTE 7 - CONTINGENCY

During the year a creditor of the Company improperly seized inventory from the Company with a carrying value of $57,647 in an attempt to secure payment of certain refundable deposits and other accrued liabilities totalling $111,012. The Company is currently attempting to resolve this dispute. Management believes that the full carrying value of this inventory will ultimately be realized upon resolution of this dispute. As at December 31, 2002 the creditor is still in possession of the inventory and to date has not initiated any action in an attempt to receive payment of the refundable deposits and accrued liabilities. Accordingly, as at December 31, 2002 the net carrying amount of the inventory, refundable deposits and accrued liabilities under dispute has been recorded as accrued liabilities of $53,365.


NOTE 8 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $960,000 at December 31, 2002. These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.


NOTE 9 - SUBSEQUENT EVENTS

The Company awarded an additional 15,000 shares of common stock under the Stock Bonus Plan.

The Company granted 50,000 options to acquire shares of the Company's common stock at a price of $0.50 per share and 30,000 options to acquire shares of the Company's common stock at a price of $0.40 per share for a period of one year under the Non-Qualified Stock Option Plan. The Company issued 30,000 shares of common stock on the exercise of stock options at a price of $0.40 per share.

                                   SIGNATURES

    In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2003.

                                  LUNA TECHNOLOGIES INTERNATIONAL INC.


                                  By /s/ Kimberly Landry
                                     ------------------------------
                                        Kimberly Landry, President


                                  By /s/ Douglas Sinclair
                                     ------------------------------
                                        Douglas Sinclair, Principal Financial
                                        Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date

/s/ Kimberly Landry                 Director              March 31, 2003
-------------------------
Kimberly Landry

/s/ Robert H. Humber                Director              March 31, 2003
-------------------------
Robert H. Humber


                                  CERTIFICATION

           In connection with the year end report of Luna Technologies International, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly Landry, President of the Company, and I, Douglas Sinclair, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  March 31, 2003              /s/ Kimberly Landry
                                   -------------------------------------------
                                   Kimberly Landry, Chief Executive Officer


                                   /s/ Douglas Sinclair
                                   -------------------------------------------
                                   Douglas Sinclair, Principal Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I,  Kimberly  Landry,   the  Chief  Executive   Officer  of  Luna   Technologies
International, Inc., certify that:

1. I have reviewed this year end report on Form 10-KSB of Luna Technologies International, Inc.;

2. Based on my knowledge, this year end report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this year end report;

3. Based on my knowledge, the financial statements, and other financial information included in this year end report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this year end report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this year end report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this year end report (the "Evaluation Date"); and

   c) presented in this year end report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this year end report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003                /s/ Kimberly Landry
                                     ------------------------------------
                                     Kimberly Landry, Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I, Douglas Sinclair, the Principal Financial Officer of Luna Technologies International, Inc., certify that:

1. I have reviewed this year end report on Form 10-KSB of Luna Technologies International, Inc.;

2. Based on my knowledge, this year end report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this year end report;

3. Based on my knowledge, the financial statements, and other financial information included in this year end report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this year end report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this year end report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this year end report (the "Evaluation Date"); and

   c) presented in this year end report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this year end report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 31, 2003             /s/ Douglas Sinclair
                                  ---------------------------------------
                                  Douglas Sinclair, Principal Financial Officer