Form 10QSB
period 2003-03-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2003-05-15
CIK 1085217

STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


          [X]  Quarterly   Report  Pursuant  to  Section  13  or  15(d)  of  the
                    Securities Exchange Act of 1934
               For the quarterly period ended March 31, 2003

                                       or

          [ ]  Transition  Report  Pursuant  to  Section  13 or 15 (d) of the
                    Securities Exchange Act of 1934

                           Commission file No. 0-29991

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               91-1987288
---------------------------                                     ----------
  (State of incorporation)                                   (I.R.S. Employer
                                                          Identification Number)


                                61 B Fawcett Road
                   Coquitlam, British Columbia, Canada V3K 6V2
                   -------------------------------------------
               (address of principal executive offices) (Zip Code)


                                 (604) 526-5890
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]


As of May 14, 2003 the Company had 5,761,836 shares of common stock issued and outstanding.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

                                   (Unaudited)























CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31,         December 31,
                                                                                2003                2002
--------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
     Accounts receivable                                                 $        34,923      $       42,693
     Prepaid expenses                                                              1,867               2,197
     Inventory                                                                    39,756              21,058
--------------------------------------------------------------------------------------------------------------

                                                                                  76,546              65,948

FURNITURE AND EQUIPMENT,
     net of depreciation of $55,452 (2002 - $50,654)                              29,192              33,990
--------------------------------------------------------------------------------------------------------------

                                                                          $      105,738      $       99,938
==============================================================================================================


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
            ---------------------------------------------------------

CURRENT LIABILITIES
   Bank overdraft                                                         $        6,448      $        2,339
   Accounts payable and accrued liabilities                                      235,881             236,771
   Current portion of convertible debenture (Note 5)                              33,330              11,666
   Loans payable (Note 3)                                                         78,324              76,812
   Notes payable (Note 4)                                                         40,730              40,730
--------------------------------------------------------------------------------------------------------------

                                                                                 394,713             368,318
CONVERTIBLE DEBENTURE (Note 5)                                                    89,300              48,334
DUE TO RELATED PARTIES (Note 4)                                                  234,422             204,462
--------------------------------------------------------------------------------------------------------------

                                                                                 718,435             621,114
--------------------------------------------------------------------------------------------------------------

CONTINGENCIES (Note 1 and 7)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
     Capital stock  (Note 5)
        Common stock, $0.0001 par value, 30,000,000 shares authorized
           5,466,166 (2002 - 5,415,166) shares issued and outstanding                547                 542
        Convertible preferred stock, $0.0001 par value, 5,000,000
           shares authorized NIL issued and outstanding                                -                   -
   Additional paid-in capital                                                    638,545             605,150
   Share subscriptions                                                            11,334                   -
   Deficit                                                                    (1,238,492)         (1,123,898)
     Accumulated other comprehensive income (loss)                               (24,631)             (2,970)
--------------------------------------------------------------------------------------------------------------

                                                                                (612,697)           (521,176)
--------------------------------------------------------------------------------------------------------------

                                                                          $      105,738      $       99,938
==============================================================================================================

              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                           2003                2002
-----------------------------------------------------------------------------------------

SALES                                                $       80,709      $       26,647
COST OF SALES                                                50,803              18,108
-----------------------------------------------------------------------------------------

GROSS MARGIN                                                 29,906               8,539
OTHER INCOME                                                 25,000                   -
-----------------------------------------------------------------------------------------

                                                             54,906               8,539
-----------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Consulting                                                51,143              20,478
   Depreciation                                               4,798               4,515
   Interest                                                   5,133               2,208
   Management fees                                           28,812               9,407
   Office and general                                        39,172              17,062
   Professional fees                                          6,947              13,744
   Rent                                                       6,199               5,835
   Research and development, net of recoveries                3,140              10,693
   Wages and benefits                                        24,156               4,639
-----------------------------------------------------------------------------------------

                                                            169,500              88,581
-----------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                              $     (114,594)     $      (80,042)
=========================================================================================


BASIC NET LOSS PER SHARE                             $        (0.02)     $        (0.02)
=========================================================================================

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                    5,442,166           4,610,911
=========================================================================================














              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                  2003               2002
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                   $     (114,594)     $      (80,042)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                     4,798               4,515
  - stock-based compensation                                                        18,400                   -
   - accrued interest expense                                                        4,142               1,513
   - accounts receivable                                                             7,770                 627
   - inventory                                                                     (18,698)              4,215
   - prepaid expenses                                                                  330                 464
   - accounts payable                                                                2,110             (45,603)
----------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (95,742)           (114,311)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                    -             (11,317)
----------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                              (86,967)            (11,317)
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                     4,109                   -
  Issuance of common shares                                                         12,000             108,500
  Share subscriptions                                                               11,334                   -
  Convertible debenture                                                             60,000                   -
  Advances from related parties                                                     29,960              25,362
----------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                           117,403             133,862
----------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                                    (21,661)              3,556
----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                              -              11,790

CASH, BEGINNING OF PERIOD                                                                -                 893
----------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                         $            -      $       12,683
================================================================================================================

Non-cash activities:

During the period current the Company issued 15,000 shares of common stock under the Stock Bonus Plan with a fair value of $7,200. (Refer to Note 6)

During the period current the Company issued 6,000 shares of common stock at $0.50 per share in settlement of $3,000 of accounts payable. (Refer to Note 6)


              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2003
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2003 the Company has a working capital deficiency of $318,167 (2002 - $302,370) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the first quarter of 2003 72% of the Company's sales were made to a single customer who also provided financing to the Company in connection with the Convertible Debenture as described in Note 5.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation
---------------------------
The financial statements include the accounts of the Company and its wholly-owned subsidiary Luna Technologies (Canada) Ltd. ("LTC"), a company incorporated  June  9,  1999  in the  province  of  British  Columbia.  LTC  was incorporated to conduct all future business activities in Canada. All significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates and Assumptions
--------------------------------
Preparation of the Company's financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventory
---------
Inventory is carried at the lower of cost and net realizable value.

Furniture and Equipment
-----------------------
Furniture and equipment are recorded at cost. Depreciation is computed by the straight-line method on estimated useful lives of two to five years.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2003
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

Revenue recognition
-------------------
The Company recognizes revenue when products have been shipped and collection is reasonably assured. The Company also generates revenues from fees in connection with Supply Agreements. These revenues are recognized as other income upon execution of the agreements and collection is reasonably assured.

Research and development costs
------------------------------
Ongoing product and technology research and development costs are expensed as incurred net of contributions made by third parties toward research projects.

Foreign Currency Translation
----------------------------
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments
-----------------------------------
In accordance with the requirements of SFAS No. 107, the Company has determined of the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. Management has also determined that the fair value of the convertible debenture approximates its carrying value as at March 31, 2003.

Net Loss per Common Share
-------------------------
Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Share purchase warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

Stock-based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the quarter ended March 31, 2003.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2003
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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

Income taxes
------------
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Recent accounting pronouncements
--------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 has not had a material impact on the Company's financial position or results of operations.

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


NOTE 3 - LOANS PAYABLE
--------------------------------------------------------------------------------

During 2000 a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and had an original due date of October 1, 2001 which has been extended to October 1, 2003. At March 31, 2003 $13,824 (December 31, 2002 - $12,312) of accrued interest has been recorded in connection with this loan.

Also during 2000 the Company borrowed $60,000 to satisfy working capital requirements and as at December 31, 2001, had a loan payable, net of previous principal repayments, of $15,000 originally due June 1, 2001 which was extended to June 15, 2002. The note originally bore interest at a rate of 30% per annum, however, during 2001, the note holder agreed to forgive all previously accrued interest and waive all future interest until the amended due date. During 2002 the Company repaid $10,500 of this loan, however, as at March 31, 2003 $4,500 remains outstanding.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2003
--------------------------------------------------------------------------------

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the quarter the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $17,321 (2002 - $57,459); management fees incurred by the Company
- $28,812 (2002 - $9,407); and payments and reimbursements made by the Company - $16,173 (2002 - $41,504) leaving $234,422 owing as at March 31, 2003. Amounts due to related parties are non-interest bearing and have no specific terms of repayment.

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

Refer to Notes 3 and 9.


NOTE 5 - CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the "Debenture"). The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum. The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005. Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. As at March 31, 2003, interest of $2,630 has been accrued. This Debenture was issued to the Company's major customer as described in Note 1.

The total unpaid balance of principal and interest may be converted at any time into restricted shares of the Company's common stock at a price of $0.60 per share during 2003, $0.90 per share during 2004 and $1.20 per share during 2005.


NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

Stock option plans
------------------
As approved by the directors effective February 6, 2002, the Company has adopted plans allowing for the granting of stock options and awarding of shares of common stock as follows:

     Incentive Stock Option Plan
     ---------------------------
     The Company adopted an Incentive Stock Option Plan authorizing the issuance of options to purchase up to 200,000 shares of common stock of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company's common stock and can not be exercised until one year following the date of grant. This plan is available to officers, directors and key employees of the Company.

     Non-Qualified Stock Option Plan
     -------------------------------
     The Company adopted a Non-Qualified Stock Option Plan authorizing the issuance of options to purchase up to 600,000 shares of common of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then par value of the Company's common stock and can be exercised at any time following the date of grant. This plan is available to officers, directors, employees, consultants and advisors of the Company.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2003
--------------------------------------------------------------------------------

NOTE 6 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

     Stock Bonus Plan
     ----------------
     The Company adopted a Stock Bonus Plan authorizing the awarding of up to 200,000 shares of common stock of the Company solely at the discretion of the board of directors. This plan is available to officers, directors, employees, consultants and advisors of the Company.

Effective February 14, 2002 the Company filed a Form S-8 Registration Statement in connection with the shares authorized under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan and the Stock Bonus Plan.

During the period the Company awarded 15,000 shares of common stock under the Stock Bonus Plan with a fair value of $7,200. As at March 31, 2003 109,000 shares remain available for awards under the Stock Bonus Plan.

During the period the Company granted 80,000 options to consultants under the Company's Non-Qualified Stock Option Plan allowing for the acquisition of 50,000 shares of the Company's common stock at a price of $0.50 for a period of one year and 30,000 shares of the Company's common stock at a price of $0.40 for a period of one year. The fair value of these stock options at the date of grant of $11,200 was estimated using the Black-Scholes option pricing model with an expected life of one year, a risk-free interest rate of 3% and an expected volatility of 81%. The fair value of these non-qualified stock options was recorded as a consulting expense in the period.

During the period The Company issued 30,000 shares for proceeds of $12,000 on the exercise of stock options at $0.40 per share.

During the period the Company issued 6,000 shares of common stock at $0.50 per share in settlement of $3,000 of accounts payable.

As at March 31, 2003, no awards have been granted and no stock options were outstanding under the Incentive Stock Option Plan and 50,000 options to acquire shares of the Company's common stock at price of $0.50 per share were outstanding under the Non-Qualified Stock Option Plan.

Refer to Note 9.


NOTE 7 - CONTINGENCY
--------------------------------------------------------------------------------

During 2002 a creditor of the Company improperly seized inventory from the Company with a carrying value of $57,647 in an attempt to secure payment of certain refundable deposits and other accrued liabilities totalling $111,012. The Company is currently attempting to resolve this dispute. Management believes that the full carrying value of this inventory will ultimately be realized upon resolution of this dispute. As at March 31, 2003 the creditor is still in possession of the inventory and to date has not initiated any action in an attempt to receive payment of the refundable deposits and accrued liabilities. Accordingly, as at March 31, 2003 the net carrying amount of the inventory, refundable deposits and accrued liabilities under dispute has been recorded as accrued liabilities of $53,365.


NOTE 8 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $1,064,000 at March 31, 2003. These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2003
--------------------------------------------------------------------------------

NOTE 8 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

The Company awarded an additional 17,000 shares of common stock under the Stock Bonus Plan.

The Company granted 23,670 options to acquire shares of the Company's common stock at a price of $0.50 per share, 30,000 options to acquire shares of the Company's common stock at a price of $0.42 per share, 148,000 options to acquire shares of the Company's common stock at a price of $0.40 per share and 6,000 options to acquire shares of the Company's common stock at a price of $0.20 per share for a period of one year under the Non-Qualified Stock Option Plan. The Company issued 18,670 shares of common stock on the exercise of stock options at a price of $0.50 per share and 5,000 shares of common stock on the exercise of stock options at a price of $0.40 per share for which $11,334 of subscriptions had been received as at March 31, 2003. The Company issued 30,000 shares of common stock on the exercise of stock options at a price of $0.42 per share for proceeds of $12,600.

The Company granted 5,000 options to acquire shares of the Company's common stock at a price of $0.50 per share for a period of one year under the Incentive Stock Option Plan. The Company issued 5,000 shares of common stock on the exercise of these options at a price of $0.50 per share for proceeds of $2,500.

A director of the Company assigned amounts owing to the director from the Company totalling $86,900 (CAN$130,400) to a third party. The Company then settled these amount with the third party through the issuance of 225,000 restricted shares of the Company's common stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

Sales during the three months ended March 31, 2003 increased 300% over the same period ended March 31, 2002 due to efforts by the Company to increase awareness of the Company's products in the marketplace. The Company's gross margin increased 5% over the same period described above reflecting the improvement in productivity and cost controls. As of March 31, 2003, the Company had $214 in outstanding purchase orders.

During the three months ended March 31, 2003, the Company entered into contracts worth $25,000 from customers in connection with pricing agreements. As of March 31, 2003, the Company has received $17,000 towards these contracts.

General and administrative expenses for the three months ended March 31, 2003 increased primarily from stock-based compensation and the addition of management, staff and overhead needed to facilitate the Company's growth and ongoing product development. During the three months ended March 31, 2003, $7,200 was expensed representing the value of 15,000 common shares issued pursuant to the Company's stock bonus plan, and $11,200 was expensed representing the fair value of stock options granted during the period.

Liquidity and Capital Resources
-------------------------------

During the three  months  ended March 31,  2003 the  Company's  operations  used
$95,742 in cash. The Company satisfied its capital requirements during the period through the sale of common stock and share subscriptions for a combined total of $23,334, proceeds from a convertible debenture of $60,000 and advances from related parties in the amount of $29,960.

The Company anticipates its capital needs during the twelve month period ended March 31, 2004 to be $557,000 for general and administrative expenses, including $25,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At March 31, 2003, the Company has a working capital deficiency of $318,167. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------

Item 2. Changes in Securities.
------------------------------

During the three months ended March 31, 2003 the Company issued the following shares:

     - 30,000 shares on exercise of stock options at $0.40 per share under the Company's Non-Qualified Stock Option Plan.
     -    15,000 shares under the Company's Stock bonus Plan.
     -    6,000 shares on settlement of debts of $3,000.

During the period from March 31, 2003 to the date of this report the Company issued the following shares:

     - 18,670 hares on exercise of stock options at $0.50 per share, 30,000 shares on exercise of stock options at $0.42 per share and 5,000 shares on exercise of stock options at $0.40 per share under the Company's Non-Qualified Stock Option Plan.
     -    17,000 shares under the Company's Stock bonus Plan.
     - 225,000 shares on settlement of debts totalling $86,900 subsequent to the assignment of these debts from a director of the Company to a third party.


Item 4. Controls and Procedures
-------------------------------

     Kim Landry, the Company's Chief Executive Officer and Brian Fiddler, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Ms. Landry and Mr. Fiddler there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     No exhibits are filed with this report.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ending March 31, 2003.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                                       LUNA TECHNOLOGIES INTERNATIONAL, INC.



                                       By: /s/ Kimberly Landry
                                          --------------------------------------
                                          Kimberly Landry, President


                                          /s/ Brian Fiddler
                                          --------------------------------------
                                          Brian Fiddler, Chief Financial Officer


                                       Date:  May 14, 2003
                                            ------------------------------------


                                  CERTIFICATION
                                  -------------

     In connection with the Quarterly Report of Luna Technologies International, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly Landry, President of the Company, and I, Brian Fiddler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  May 14, 2003


                                          /s/ Kimberly Landry
                                          ---------------------------
                                          Kimberly Landry
                                          Chief Executive Officer


                                          /s/ Brian Fiddler
                                          ---------------------------
                                          Brian Fiddler
                                          Chief Financial Officer

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

Date:  May 14, 2003                           /s/ Kimberly Landry
                                              -----------------------------
                                              Kimberly Landry
                                              Chief Executive Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

I,  Brian   Fiddler,   the  Chief   Financial   Officer  of  Luna   Technologies
International, Inc., certify that:

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

Date:  May 14, 2003                           /s/ Brian Fiddler
                                              -----------------------------
                                              Brian Fiddler
                                              Chief Financial Officer