Form 10QSB
period 2003-06-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2003-08-18
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2003
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-29991

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               91-1987288
---------------------------                               ----------------------
(State of incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

                                61 B Fawcett Road
                   Coquitlam, British Columbia, Canada V3K 6V2
               ---------------------------------------------------
               (address of principal executive offices) (Zip Code)


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

                              YES [X]       NO [ ]

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

                                   (Unaudited)



























CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,          December 31,
                                                                               2003                2002
=============================================================================================================
                                                                           (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                                  $        1,254      $            -
   Accounts receivable                                                           46,060              42,693
   Prepaid expenses                                                               1,583               2,197
   Inventory (Note 7)                                                            27,081              21,058
-------------------------------------------------------------------------------------------------------------

                                                                                 75,978              65,948

FURNITURE AND EQUIPMENT,
   net of depreciation of $60,256 (2002 - $50,654)                               24,388              33,990
-------------------------------------------------------------------------------------------------------------

                                                                         $      100,366      $       99,938
=============================================================================================================


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
            ---------------------------------------------------------

CURRENT LIABILITIES
   Bank overdraft                                                        $            -      $        2,339
   Accounts payable and accrued liabilities                                     226,117             236,771
   Current portion of convertible debenture (Note 5)                             39,996              11,666
   Loans payable (Note 3)                                                             -              76,812
   Notes payable (Note 4)                                                        40,730              40,730
-------------------------------------------------------------------------------------------------------------

                                                                                306,843             368,318
CONVERTIBLE DEBENTURE (Note 5)                                                   76,908              48,334
DUE TO RELATED PARTIES (Note 4)                                                 192,942             204,462
------------------------------------------------------------------------------------------------------------

                                                                                576,693             621,114
-------------------------------------------------------------------------------------------------------------

CONTINGENCIES (Note 1 and 7)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (Note 6)
   Capital stock
      Common stock, $0.0001 par value, 30,000,000 shares authorized
         6,174,836 (2002 - 5,415,166) shares issued and outstanding                 617                 542
      Convertible preferred stock, $0.0001 par value, 5,000,000 shares
         authorized NIL issued and outstanding                                        -                   -
   Additional paid-in capital                                                   979,909             605,150
   Common stock purchase warrants                                                20,000                   -
   Deficit                                                                   (1,425,384)         (1,123,898)
   Accumulated other comprehensive income (loss)                                (51,469)            (2,970)
-------------------------------------------------------------------------------------------------------------

                                                                               (476,327)           (521,176)
-------------------------------------------------------------------------------------------------------------

                                                                         $      100,366      $       99,938
=============================================================================================================




                 The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                          2003             2002             2003             2002
======================================================================================================================

SALES                                                $     117,252    $      94,647    $     197,961    $     121,294
COST OF SALES                                               88,078           33,952          138,881           52,060
----------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                29,174           60,695           59,080           69,234
OTHER INCOME                                                     -                -           25,000                -
----------------------------------------------------------------------------------------------------------------------

                                                            29,174           60,695           84,080           69,234
----------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Consulting                                               86,333           91,009          137,476          111,487
   Depreciation                                              4,804            4,673            9,602            9,188
   Interest                                                  4,797            2,017            9,930            4,225
   Management fees                                          49,363            9,703           78,175           19,110
   Office and general                                       27,533           29,812           66,705           46,874
   Professional fees                                         9,757            7,195           16,704           20,939
   Rent                                                      6,970            6,018           13,169           11,853
   Research and development, net of recoveries               1,811            9,656            4,951           20,349
   Wages and benefits                                       24,698           12,879           48,854           17,518
----------------------------------------------------------------------------------------------------------------------

                                                           215,366          172,962          385,566          261,543
----------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                              $    (186,892)   $    (112,267)   $    (301,486)   $    (192,309)
======================================================================================================================




BASIC NET LOSS PER SHARE                             $       (0.03)   $       (0.02)   $       (0.05)   $       (0.04)
======================================================================================================================

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                   5,818,836        5,289,166        5,630,501        5,125,039
======================================================================================================================
















                 The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                               2003             2002
=========================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                 $    (301,486)   $    (192,309)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                  9,602            9,188
  - stock-based compensation                                                     98,200           65,000
  - accrued interest expense                                                      1,982            3,025
  - accounts receivable                                                          (3,367)         (10,143)
  - inventory                                                                    (6,023)         (96,566)
  - prepaid expenses                                                                614              763
  - accounts payable                                                             (7,654)          (2,438)
---------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                          (208,132)        (223,480)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                 -          (15,581)
---------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                 -          (15,581)
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                 (2,339)               -
  Issuance of common shares and warrants                                        206,734          176,160
  Loan repayments                                                                (4,500)          (7,500)
  Convertible debenture advances, net of repayments                              56,667                -
  Advances from related parties                                                  (1,323)          81,831
---------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                        257,885          250,491
---------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                                 (48,499)           8,473
---------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                  1,254            2,957

CASH, BEGINNING OF PERIOD                                                             -              893
---------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                       $       1,254    $       3,580
=========================================================================================================

Non-cash activities:

Refer to Notes 3, 4 and 6.











                 The accompanying notes are an integral part of these interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2003
================================================================================


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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2003 the Company has a working capital deficiency of $230,865 (2002 - $302,370) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the first six months of 2003 82% of the Company's sales were made to a single customer who also provided financing to the Company in connection with the Convertible Debenture as described in Note 5.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2003
================================================================================


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

Fair Value of Financial Instruments
-----------------------------------
In accordance with the requirements of SFAS No. 107, the Company has determined of the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. Management has also determined that the fair value of the convertible debenture approximates its carrying value as at June 30, 2003.

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

Stock-based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. As the options granted during the period were to consultants, no pro forma disclosures are required.

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

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2003
================================================================================


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


NOTE 3 - LOANS PAYABLE
--------------------------------------------------------------------------------

During 2000 a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and had an original due date of October 1, 2001 which has been extended to October 1, 2003. Effective April 14, 2003 the total principal and accrued interest of $74,057 was assigned to a creditor of a director along with an additional $12,843 unsecured amounts owing to this director for a total assignment of $86,900. During the period, the Company settled this $86,900 through this issuance of 225,000 restricted shares of the Company's common stock. As at June 30, 2003 no amount is owing in connection with this loan.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2003
================================================================================


NOTE 3 - LOANS PAYABLE (cont'd)
--------------------------------------------------------------------------------

During 2000 the Company borrowed $60,000 to satisfy working capital requirements and as at December 31, 2001, had a loan payable, net of previous principal repayments, of $15,000 originally due June 1, 2001 which was extended to June 15, 2002. The note originally bore interest at a rate of 30% per annum, however, during 2001, the note holder agreed to forgive all previously accrued interest and waived all future interest until the amended due date. During 2002 the Company repaid $10,500 of this loan, and during 2003 the Company repaid the remaining $4,500 leaving nothing owing as at June 30, 2003.


NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the period the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $28,083 (2002 - $117,930); management fees incurred by the Company
- $68,838 (2002 - $19,110);  and payments and reimbursements made by the Company
- $62,018 (2002 - $55,209). In addition, during the period a director of the Company assigned $12,843 to a creditor of a director which was settled through this issuance of restricted shares of the Company's common stock and a relative of a director assigned $33,580 to this creditor which was assigned back to the Company as partial consideration for the issuance of shares of the Company's common stock on exercise of stock options.

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

Effective June 26, 2003 the Company entered into two separate agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc. ("Inject A Light"), a private Delaware corporation controlled by a director of the Company and the CEO of LTC who is also a relative of this director. This proprietary technology and these patent application rights were originally acquired by Inject A Light from the inventors being the director of the Company and the CEO of LTC. Under the terms of the agreements, the Company will pay consideration of a total of 1,250,000 restricted shares of the Company's common stock. To date these agreements have not been finalized as the shares have not yet been issued.

Refer to Notes 3 and 6.


NOTE 5 - CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the "Debenture"). The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum. The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005. Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. During the period the Company made principal and interest payments totalling $$7,870 and as at June 30, 2003 a further $237 of interest has been accrued. This Debenture was issued to the Company's major customer as described in Note 1.

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

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2003
================================================================================


NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

During the period the Company issued 6,000 shares of common stock at $0.50 per share in settlement of $3,000 of accounts payable and 225,000 shares of common stock in settlement of a total of $86,900 of amounts previously owing to related parties which were assigned to a third party during the period.

During the period the Company issued 200,000 units at a price of $0.50 per unit for proceeds of $100,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.75 per share until December 15, 2004. The fair value of the warrants of $20,000 has been recorded as a separate component of stockholders' equity.

During the period the Company issued a 257,670 shares on exercise of stock options for total consideration of $106,734.

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

During the period the Company awarded 66,000 shares of common stock under the Stock Bonus Plan with a fair value of $30,300. As at June 30, 2003 58,000 shares remain available for awards under the Stock Bonus Plan. Refer to Note 9.

During the period the Company granted 342,670 options to consultants under the Company's Non-Qualified Stock Option Plan and 5,000 options to consultants under the Company's Incentive Stock Option Plan allowing for the acquisition of of a total of 347,670 shares of the Company's common stock at prices ranging from $0.20 to $0.50. The fair value of these options was recorded as consulting fees of $67,900 during the period. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming expected lives ranging from 0.7 years to 1.6 years, a risk-free interest rate of 3% and expected volatilities ranging from 67% to 81%.

As at June 30, 2003, no stock options were outstanding under the Incentive Stock Option Plan and 85,000 options to acquire shares of the Company's common stock at price of $0.25 per share were outstanding under the Non-Qualified Stock Option Plan.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2003
================================================================================


NOTE 7 - CONTINGENCY
--------------------------------------------------------------------------------

During 2002 a creditor of the Company improperly seized inventory from the Company with a carrying value of $57,647 in an attempt to secure payment of certain refundable deposits and other accrued liabilities totalling $111,012. The Company is currently attempting to resolve this dispute. Management believes that the full carrying value of this inventory will ultimately be realized upon resolution of this dispute. As at June 30, 2003 the creditor is still in possession of the inventory and to date has not initiated any action in an attempt to receive payment of the refundable deposits and accrued liabilities. Accordingly, as at June 30, 2003 the net carrying amount of the inventory, refundable deposits and accrued liabilities under dispute has been recorded as accrued liabilities of $53,365.


NOTE 8 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $1,183,000 at June 30, 2003. These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.


NOTE 9 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

The Company awarded an additional 30,000 shares of common stock under the Stock Bonus Plan.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

Sales during the six months ended June 30, 2003 increased 57% over the same period ended June 30, 2002 due to efforts by the Company to increase awareness of the Company's products in the marketplace. The Company's gross margin decreased from 57% to 28% over the same period described mainly due to the fact that $57,647 of inventory was improperly seized by a creditor and did not become part of the cost of sales at June 30, 2002. Had the cost of sales included the carrying value of the seized inventory, the gross margin for June 30, 2002 would be 10%. Restated, the Company's gross margin increased 18% over the same period described above reflecting the improvement in productivity and cost controls As of June 30, 2003, the Company had $3,764 in outstanding purchase orders.

During the six months ended June 30, 2003, the Company entered into contracts worth $25,000 from customers in connection with pricing agreements. As of June 30, 2003, the Company has received $17,000 towards these contracts. Subsequent to June 30, 2003, the Company entered into contracts worth $75,000 from customers in connection with pricing agreements. As of August 15, 2003 the Company received $25,000 towards those contracts.

Effective June 26, 2003 the Company entered into two separate agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc. , a private Delaware corporation controlled by a director of the Company and the CEO of LTC who is also a relative of this director. This proprietary technology and these patent application rights were originally acquired by Inject A Light from the inventors being the director of the Company and the CEO of LTC. Under the terms of the agreements, the Company will pay consideration of a total of 1,250,000 restricted shares of the Company's common stock. To date these agreements have not been finalized as the shares have not yet been issued.


General and administrative expenses for the six months ended June 30, 2003 increased primarily from stock-based compensation and the addition of management, staff and overhead needed to facilitate the Company's growth and ongoing product development. During the six months ended June 30, 2003, $30,300 was expensed representing the value of 66,000 common shares issued pursuant to the Company's stock bonus plan, net of reimbursements, and $3,000 was expensed representing the value of 6,000 restricted common shares issued for consulting services.

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 2003 the Company's operations used $208,132 in cash. The Company satisfied its operational requirements during the period through the sale of common stock and share subscriptions for a combined total of $206,734 and proceeds from a convertible debenture of $60,000. The Company repaid related parties $88,332 for loans and advances.

The Company anticipates its capital needs during the twelve month period ended June 30, 2004 to be $557,000 for general and administrative expenses, including $25,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At June 30, 2003, the Company has a working capital deficiency of $230,865. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------


Item 2.  Changes in Securities
------------------------------

     During the six months ended June 30, 2003 the Company issued 66,000 shares of its common stock to employees and consultants as a stock bonus, 257,670 shares of its common stock under the non qualified stock option plan, and 5,000 shares of its common stock under the incentive stock option plan. The issuance of these shares was registered by means of a registration statement on Form S-8. The Company also issued 231,000 shares as a debt settlement to a creditor of director.


Item 4.  Controls and Procedures
--------------------------------

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     No exhibits are filed with this report.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ending June 30, 2003.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                                   LUNA TECHNOLOGIES INTERNATIONAL, INC.



                                   By:              /s/ Kimberly Landry
                                        ----------------------------------------
                                        Kimberly Landry, President


                                                   /s/ Brian Fiddler
                                        ----------------------------------------
                                        Brian Fiddler, Chief Financial Officer


                                   Date:       August 15, 2003
                                        ----------------------------------------


                                  CERTIFICATION
                                  -------------

     In connection with the Quarterly Report of Luna Technologies International, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly Landry, President of the Company, and I, Brian Fiddler, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  August 15, 2003

                                                  /s/ Kimberly Landry
                                              ------------------------------
                                              Kimberly Landry
                                              Chief Executive Officer


                                                  /s/ Brian Fiddler
                                              ------------------------------
                                              Brian Fiddler
                                              Chief Financial Officer

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


Date:  August 15, 2003                            /s/ Kimberly Landry
                                              ------------------------------
                                              Kimberly Landry
                                              Chief Executive Officer

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


Date:  August 15, 2003                            /s/ Brian Fiddler
                                              -------------------------------
                                              Brian Fiddler
                                              Chief Financial Officer