Form 10QSB
period 2003-09-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2003-11-14
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2003
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-29991
                           ---------------------------


                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       91-1987288
------------------------                 ---------------------------------------
(State of incorporation)                 (I.R.S. Employer Identification Number)


                                61 B Fawcett Road
                   Coquitlam, British Columbia, Canada V3K 6V2
               ---------------------------------------------------
               (address of principal executive offices) (Zip Code)


                                 (604) 526-5890
                              --------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]       NO [ ]




As of November 14, 2003 the Company had 6,577,836 shares of common stock issued and outstanding.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (Unaudited)
























CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,        December 31,
                                                                                2003                2002
==============================================================================================================
                                                                            (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
   Accounts receivable                                                    $       60,504      $       42,693
   Prepaid expenses                                                                9,755               2,197
   Inventory (Note 7)                                                             57,913              21,058
--------------------------------------------------------------------------------------------------------------

                                                                                 128,172              65,948

FURNITURE AND EQUIPMENT,
   net of depreciation of $65,184 (2002 - $50,654)                                22,347              33,990
--------------------------------------------------------------------------------------------------------------

                                                                          $      150,519      $       99,938
==============================================================================================================


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
            ---------------------------------------------------------

CURRENT LIABILITIES
   Bank overdraft                                                         $        3,578      $        2,339
   Accounts payable and accrued liabilities                                      218,342             236,771
   Current portion of convertible debenture (Note 5)                              39,996              11,666
   Loans payable (Note 3)                                                              -              76,812
   Notes payable (Note 4)                                                         40,730              40,730
--------------------------------------------------------------------------------------------------------------

                                                                                 302,646             368,318
CONVERTIBLE DEBENTURE (Note 5)                                                    66,882              48,334
DUE TO RELATED PARTIES (Note 4)                                                  152,591             204,462
--------------------------------------------------------------------------------------------------------------

                                                                                 522,119             621,114
--------------------------------------------------------------------------------------------------------------

CONTINGENCIES (Note 1 and 7)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 6)
      Common stock, $0.0001 par value, 30,000,000 shares authorized
         6,577,836 (2002 - 5,415,166) shares issued and outstanding                  658                 542
      Convertible preferred stock, $0.0001 par value, 5,000,000
         shares authorized NIL issued and outstanding                                  -                   -
   Common stock purchase warrants                                                 45,000                   -
   Additional paid-in capital                                                  1,243,518             605,150
   Deficit                                                                    (1,607,215)         (1,123,898)
   Accumulated other comprehensive income (loss)                                 (53,561)             (2,970)
--------------------------------------------------------------------------------------------------------------

                                                                                (371,600)           (521,176)
--------------------------------------------------------------------------------------------------------------

                                                                          $      150,519      $       99,938
==============================================================================================================


              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                        TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three Months Ended                  Nine Months Ended
                                              September 30,    September 30,     September 30,    September 30,
                                                   2003             2002              2003             2002
================================================================================================================

SALES                                         $      71,021    $     108,085     $     268,982    $     189,379
COST OF SALES                                        55,498           61,092           194,379          113,152
----------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                         15,523           46,993            74,603           76,227
OTHER INCOME                                         75,000           10,000           100,000           50,000
----------------------------------------------------------------------------------------------------------------

                                                     90,523           56,993           174,603          126,227
----------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Consulting                                       117,039           42,662           254,515          154,149
   Depreciation                                       4,928            4,691            14,530           13,879
   Interest                                          45,690            5,466            55,620            9,691
   Management fees                                   29,912            9,547           108,087           28,657
   Office and general                                36,440           18,963           103,145           65,837
   Professional fees                                  4,049           14,289            20,753           35,228
   Rent                                               6,918            5,958            20,087           17,811
   Research and development                           1,977            6,892             6,928           27,241
   Wages and benefits                                25,401           16,842            74,255           34,360
----------------------------------------------------------------------------------------------------------------

                                                    272,354          125,310           657,920          386,853
----------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                       $    (181,831)   $     (68,317)    $    (483,317)   $    (260,626)
================================================================================================================



BASIC NET LOSS PER SHARE                      $       (0.03)   $       (0.01)    $       (0.08)   $       (0.05)
================================================================================================================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             6,329,169        5,371,166         5,863,390        5,207,081
================================================================================================================












              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                                                            Nine Months Ended September 30,
                                                                                 2003              2002
============================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                   $    (483,317)    $    (260,626)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                   14,530            13,879
  - stock-based compensation                                                      186,000            87,860
  - accrued interest expense                                                        1,955             4,537
  - non-cash interest expense                                                      41,000                 -
  - accounts receivable                                                           (17,811)           (1,746)
  - inventory                                                                     (36,855)          (85,366)
  - prepaid expenses                                                               (7,558)            1,344
  - accounts payable                                                              (15,429)           43,333
  - refundable deposits                                                                 -             1,010
------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                            (317,485)         (195,775)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                              (2,887)          (16,721)
------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                              (2,887)          (16,721)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                    1,239                 -
  Issuance of common shares and warrants                                          366,584           176,160
  Loan repayments                                                                  (4,500)           (7,500)
  Convertible debenture advances, net of repayments                                46,668                 -
  Related parties advances (repayments)                                           (39,028)           62,496
------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                          370,963            231,156
------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                                   (50,591)          (10,559)
------------------------------------------------------------------------------------------------------------

INCREASE IN CASH                                                                        -             8,101

CASH, BEGINNING OF PERIOD                                                               -               893
------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                             $       -     $       8,994
============================================================================================================

Non-cash activities:

    Refer to Notes 3, 4 and 6.






              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2003 the Company has a working capital deficiency of $174,474 (2002 - $302,370) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the first nine months of 2003 84% of the Company's sales were made to a single customer who also provided financing to the Company in connection with the Convertible Debenture as described in Note 5.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


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

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


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

Fair Value of Financial Instruments
-----------------------------------
In accordance with the requirements of SFAS No. 107, the Company has determined of the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. Management has also determined that the fair value of the convertible debenture approximates its carrying value as at September 30, 2003.

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

Stock-based compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

                                                       For the nine months ended
                                                             September 30,
                                                         2003              2002
                                                    --------------    --------------

       Net loss for the period as reported          $    (483,317)    $    (260,626)
       Additional SFAS 123 compensation expense           (15,100)                -
                                                    --------------    --------------

       Pro-forma net loss for the period            $    (498,417)    $    (260,626)
                                                    ==============    ==============

       Pro-forma basic net loss per share           $       (0.09)    $       (0.05)
                                                    ==============    ==============

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


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

NOTE 3 - LOANS PAYABLE
--------------------------------------------------------------------------------

During 2000 a director of the Company loaned $60,000 to the Company. This amount is secured by a promissory note, bears interest at 10% and had an original due date of October 1, 2001 which was extended to October 1, 2003. Effective April 14, 2003 the total principal and accrued interest of $74,057 was assigned to a creditor of a director along with an additional $12,843 of unsecured amounts owing to this director for a total assignment of $86,900. During the period, the Company settled this $86,900 through this issuance of 225,000 restricted shares of the Company's common stock. As at September 30, 2003 no amount is owing in connection with this loan.

During 2000 the Company borrowed $60,000 to satisfy working capital requirements and as at December 31, 2001, had a loan payable, net of previous principal repayments, of $15,000 originally due June 1, 2001 which was extended to June 15, 2002. The note originally bore interest at a rate of 30% per annum, however, during 2001, the note holder agreed to forgive all previously accrued interest and waived all future interest until the amended due date. During 2002 the Company repaid $10,500 of this loan, and during 2003 the Company repaid the remaining $4,500.

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

During the period the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $32,481 (2002 - $120,965); management fees incurred by the Company
- $108,087 (2002 - $28,657); and payments and reimbursements made by the Company
- $146,016 (2002 - $87,126). In addition, during the period a director of the Company assigned $12,843 to a creditor of a director which was settled through the issuance of restricted shares of the Company's common stock and a relative of a director assigned $33,580 to this creditor which was assigned back to the Company as partial consideration for the issuance of shares of the Company's common stock on exercise of stock options by the creditor.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 4 - RELATED PARTY TRANSACTIONS (cont'd)
--------------------------------------------------------------------------------
During the period LTC and the Company executed a guarantee of certain unpaid management fees owing to the CEO of LTC totalling $123,750 (CAN$165,000). In connection with this guarantee, the CEO was granted the right to convert any or all of the unpaid amount into restricted shares of the Company's common stock at a price of $0.30 per share. During the period the Company recorded a $41,000 non-cash interest expense representing the beneficial conversion feature embedded in this conversion option. This beneficial conversion feature was valued using the intrinsic value method.

Effective June 26, 2003 the Company entered into two separate agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc. ("Inject A Light"), a private Delaware corporation controlled by a director of the Company and the CEO of LTC who is also a relative of this director. This proprietary technology and these patent application rights were originally acquired by Inject A Light from the inventors being the director of the Company and the CEO of LTC. Under the terms of the agreements, the Company will pay consideration of a total of 1,250,000 restricted shares of the Company's common stock. These agreements are subject to shareholder approval at the Company's Annual General Meeting which will be held in November 2003 and to date the shares have not been issued as the parties are still negotiating the final terms of the agreements.

Refer to Note 3 and 6

NOTE 5 - CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the "Debenture"). The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum. The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005. Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. During the period the Company made principal and interest payments totalling $20,154 and as at September 30, 2003 a further $210 of interest has been accrued. This Debenture was issued to the Company's major customer as described in Note 1.

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

During the period the Company issued 250,000 units at a price of $0.60 per unit for proceeds of $150,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.75 per share until August 15, 2005. The fair value of the warrants of $25,000 has been recorded as a separate component of stockholders' equity.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 6 - CAPITAL STOCK cont'd
--------------------------------------------------------------------------------
During the period the Company issued a 357,670 shares of common stock on exercise of stock options for total consideration of $116,584.

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

During the period the Company awarded 124,000 shares of common stock under the Stock Bonus Plan with a fair value of $62,100 As at September 30, 2003 no shares remain available for awards under the Stock Bonus Plan.

During the period the Company granted 377,670 options to consultants under the Company's Non-Qualified Stock Option Plan and 5,000 options to consultants under the Company's Incentive Stock Option Plan allowing for the acquisition of a total of 382,670 shares of the Company's common stock at prices ranging from $0.05 to $0.50. The fair value of these options was recorded as consulting fees of $84,500 during the period. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming expected lives ranging from 0.7 years to 1.6 years, a risk-free interest rate of 3% and expected volatilities ranging from 67% to 82%.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


NOTE 6 - CAPITAL STOCK cont'd
--------------------------------------------------------------------------------
During the period the Company granted 160,000 options to a director under the Company's Non-Qualified Stock Option Plan allowing for the acquisition of a total of 160,000 shares of the Company's common stock at prices ranging from $0.10 to $0.60. Of these options, 100,000 vested immediately and the remaining 60,000 options vest between December 1, 2003 and June 1, 2004. During the period the Company recorded a consulting expense of $39,800 representing the intrinsic value of the vested options. Also in connection with the vested options, pro-forma disclosures were provided in Note 2 to reflect the fair value of these options as calculated using the Black-Scholes option pricing model assuming expected lives of 5 years, a risk-free interest rate of 3% and an expected volatility of 112%. In connection with the non-vested options, upon vesting the Company will record a total consulting expense of $11,600 representing the intrinsic value of the options and will disclose additional pro-forma fair value of the options totalling $19,300 as calculated using the Black-Scholes option pricing model assuming expected lives of 5 years, a risk-free interest rate of 3% and an expected volatility of 112.

As at September 30, 2003, 5,000 shares have been granted and no stock options were outstanding under the Incentive Stock Option Plan and 185,000 options were outstanding under the Non-Qualified Stock Option Plan, details are as follows; 20,000 shares of the Company's common stock at a price of $0.60, 20,000 shares of the Company's common stock at a price of $0.50, 20,000 shares of the Company's common stock at a price of $0.40, 105,000 shares of the Company's common stock at a price of $0.25, 20,000 shares of the Company's common stock at a price of $0.18.

Refer to Note 4.

NOTE 7 - CONTINGENCY
--------------------------------------------------------------------------------

During 2002 a creditor of the Company improperly seized inventory from the Company with a carrying value of $57,647 in an attempt to secure payment of certain refundable deposits and other accrued liabilities totalling $111,012. The Company is currently attempting to resolve this dispute. Management believes that the full carrying value of this inventory will ultimately be realized upon resolution of this dispute. As at September 30, 2003 the creditor is still in possession of the inventory and to date has not initiated any action in an attempt to receive payment of the refundable deposits and accrued liabilities. Accordingly, as at September 30, 2003 the net carrying amount of the inventory, refundable deposits and accrued liabilities under dispute has been recorded as accrued liabilities of $53,365.

NOTE 8 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $1,570,000 at September 30, 2003. These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

Sales during the nine months ended September 30, 2003 sales increased 42% over the same period ended September 30, 2002 due to efforts by the Company to increase awareness of the Company's products in the marketplace. The Company's gross margin decreased from 42% to 28% over the same period described mainly due to the fact that $57,647 of inventory was improperly seized by a creditor and did not become part of the cost of sales at September 30, 2002. Had the cost of sales included the carrying value of the seized inventory, the gross margin for September 30, 2002 would be 9%. Restated, the Company's gross margin increased 19% over the same period described above reflecting the improvement in productivity and cost controls As of September 30, 2003, the Company had $18,909 in outstanding purchase orders.

During the nine months ended September 30, 2003, the Company entered into contracts worth $100,000 from customers in connection with pricing agreements. As of September 30, 2003, the Company has received $67,000 towards these contracts. Subsequent to the quarter, the Company received $16,666 towards the contracts leaving a balance owing of $ 16,834.

Effective June 26, 2003 the Company entered into two separate agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc., a private Delaware corporation controlled by a director of the Company and the CEO of LTC who is also a relative of this director. This proprietary technology and these patent application rights were originally acquired by Inject A Light from the inventors being the director of the Company and the CEO of LTC. Under the terms of the agreements, the Company will pay consideration of a total of 1,250,000 restricted shares of the Company's common stock. These agreements are subject to shareholder approval at the Company's Annual General Meeting which will be held in December 2003 and to date the shares have not been issued.

General and administrative expenses for the nine months ended September 30, 2003 increased with the addition of management, staff and overhead needed to facilitate the Company's growth and ongoing product development. During the nine months ended September 30, 2003, stock-based compensation of $123,900 was expensed as consulting fees representing the fair value of stock options granted and $62,100 was expensed as consulting fees representing the fair value of 124,000 common shares issued pursuant to the Company's stock bonus plan.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2003 the Company's operations used $317,485 in cash. The Company satisfied its operational requirements during the period through the sale of common stock and share subscriptions for a combined total of $366,584 and proceeds from a convertible debenture of $46,668 net of repayments. The Company repaid loans of $4,500 and advances from related parties of $39,028.

The Company anticipates its capital needs during the twelve month period ended September 30, 2004 to be $525,000 for general and administrative expenses, including $25,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At September 30, 2003, the Company has a working capital deficiency of $174,474. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

The Company does not have any "off-balance sheet arrangements" (as such term defined in Item 303 of Regulations S-K).

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------

Item 2.  Changes in Securities.
-------------------------------

During the nine months ended September 30, 2003 the Company issued 124,000 shares of its common stock to employees and consultants under the Company's stock bonus plan, 352,670 shares of its common stock on exercise of options under the non qualified stock option plan, and 5,000 shares of its common stock on exercise of options under the incentive stock option plan. The issuance of these shares was registered by means of a registration statement on Form S-8. The Company also issued a total of 225,000 shares as a debt settlement to a creditor of director and 6,000 shares on settlement of a third party debt. In addition, the Company issued a total of 450,000 shares in connection with private placements.


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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     The following exhibits are filed herewith:

          31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
          31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
          32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ending September 30, 2003.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2003

                                     LUNA TECHNOLOGIES INTERNATIONAL, INC.
                                     -------------------------------------



                                     By: /s/ Kimberly Landry
                                         ---------------------------------------
                                         Kimberly Landry, President and Chief
                                         Executive Officer


                                         /s/ Brian Fiddler
                                         ---------------------------------------
                                          Brian Fiddler, Chief Financial Officer