Form 10KSB
period 2003-12-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2004-03-31
CIK 1085217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25474

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
                  -------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                     91-1987288
          --------------------                           -----------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)
               61A Fawcett Road
       Coquitlam, British Columbia, Canada                    V3K 6V2
     -------------------------------------                  -----------
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

                            [X] YES    [  ]  NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $481,721.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 30, 2004 was approximately $4,038,000.

As of March 30, 2004 the Company had 6,837,836 issued and outstanding shares of common stock.

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

     The Company's executive offices are located at 61B Fawcett Road, Coquitlam, British Columbia, Canada V3K 6V2. The Company's telephone number is (604) 526-5890, its facsimile number is (604) 526-8995, its email address is info@lunaplast.com, and its web site is www.lunaplast.com.

     From the date of its incorporation and through December 31, 2003 the Company had cumulative losses of $(1,735,410). There can be no assurance that the Company will ever earn any profits.

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

     In April 1999 the Company acquired from LTI the rights to the patent application and related technology assigned to LTI by Mr. Sinclair and Ms. Landry. In consideration for this assignment, the Company agreed to pay LTI $90,000, without interest, on or before June 30, 2000. Subsequent to June 30, 2000, the Company paid this debt in full. As of March 30, 2004 the patent application had been placed in abeyance.

     In November 1999, the Company acquired from Mr. Sinclair the proprietary technology required to manufacture Lunaplast into PVC sheets, vinyl rolls and paints as well as the trademark rights to these products. In consideration for the assignment of this technology and the trademarks, the Company paid Mr. Sinclair $60,000.

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

     The Company began producing Lunaplast on a commercial basis during fiscal 2000. During the year ended December 31, 2003 the Company had sales of $381,721.

     During the year ended December 31, 2003 one customer accounted for 64% of the Company's gross revenues. The Company is of the opinion that the loss of this customer would not have a material adverse effect on the Company.

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

     The Company markets its products through its officers and through independent sales representatives. As of March 30, 2004 the Company had 7 independent sales representatives which were marketing Lunaplast in North America, Latin America, Korea and Australia.

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

     Although there are several manufacturers and distributors of photoluminescent products the Company believes it has a significant advantage over its competitors as a result of its proprietary manufacturing processes and cost effective approach to the production of Strontium Aluminate-based HPPL materials in commercial quantities. The Company also plans to be competitive in the HPPL industry by developing advanced Strontium Aluminate materials, enhancing formulation and focusing on higher volumes with a resultant lower cost of production. During the twelve-month period ending December 31, 2004 the Company plans to spend $75,000 on research relating to the development of advanced strontium aluminate PL materials.

Office Space

     The Company rents on a month to month basis approximately 4,800 square feet of executive office space at 61A and 16.B Fawcett Road, Coquitlam, British Columbia at a monthly rental of CDN$3,185.

Employees

     As of March 30, 2004 the Company had 9 full-time employees including Douglas Sinclair and Kimberly Landry. See Item 9 of this report. As of March 30, 2004 the Company did not have any part time employees. Contingent upon the Company raising sufficient capital, the Company plans to hire additional employees as may be required by the level of the Company's operations.

ITEM 2.  DESCRIPTION OF PROPERTIES

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not engaged in any litigation, and the officers and directors presently know of no threatened or pending litigation in which it is contemplated that the Company will be made a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER RELATED  STOCK- HOLDER MATTERS.

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

    Quarter Ending                        High           Low
    --------------                        ----           ----

      6/30/01                             $1.01         $0.51
      9/30/01                             $0.60         $0.45
      12/31/01                            $0.45         $0.45

      3/31/02                             $0.71         $0.41
      6/30/02                             $1.10         $0.75
      9/30/02                             $0.87         $0.35
      12/31/02                            $0.48         $0.25

      3/31/03                             $0.51         $0.30
      6/30/03                             $0.55         $0.40
      9/30/03                             $0.76         $0.35
      12/31/03                            $0.76         $0.55

     As of March 30, 2004 there were 106 record owners of the Company's common stock.

     Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

     Sales during the year ended December 31, 2003 were $381,721, an increase of $49,436 or 15% from the previous year. Gross margin increased 4% to 39% over the same period in 2002 due to the Company's improvement in productivity and cost controls. Sales to a single customer amounted to 81% of total sales in 2002 and 64% of total sales during 2003.

     During the year ended December 31, 2003 the Company received payments totaling $100,000 from customers in connection with pricing agreements.

     General and administrative expenses for the year ended December 31, 2003 increased with the addition of management, staff and overhead needed to facilitate the Company's growth and ongoing product development. During the year ended December 31, 2003, stock-based compensation of $131,400 was expensed as consulting fees representing the fair value of stock options granted and $62,100 was expensed as consulting fees representing the fair value of 124,000 common shares issued pursuant to the Company's stock bonus plan.

     During the year ended December 31, 2003, the Company's operations used $434,788 in cash and the Company purchased $6,473 of equipment. During this period the Company satisfied its cash requirements through sales of common stock in private placements and a convertible debenture. The Company repaid $24,113 in advances made by related parties in the previous year.

     Between December 2002 and January 2003 the Company borrowed $120,000 from a third party. Loan proceeds of $60,000 were received in December 2002 and the remaining $60,000 was received in January 2003. The loan is secured by all of the Company's assets and bears interest at a rate of 8% per year. The loan is to be repaid in 30 monthly principal payments of $3,333, commencing June 21, 2003, with a final principal payment of $20,010 due on December 21, 2005. Interest on the outstanding principal balance is payable monthly commencing June 21, 2003. The unpaid balance of the loan and interest may be converted at any time into restricted shares of the Company's common stock at a price of $0.90 per share during 2004 and $1.20 per share during 2005.

     The Company anticipates that its capital needs during the year ending December 31, 2004 will be as follows:

     $600,000 for corporate expenses, $75,000 for research relating to the development of advanced strontium aluminate PL materials, $449,226 for current liabilities and $39,996 for convertible debenture payments.

     The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses of the Company during the Company's initial year of operations, the Company's operations have not been a source of liquidity. At December 31, 2003 the Company had a working capital deficiency of approximately $348,000. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and on future profitable operations. To that end the Company is seeking financing to expand its operations and for working capital purposes. There can be no assurance that the Company will be successful in obtaining additional funding.

Recent Accounting Pronouncements

See Note 2 to the Company's financial statements.

Critical Accounting Policies And Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described in the notes to the consolidated financial statements for the fiscal year ended December 31, 2003 which are included as part of this report.

ITEM 7.     FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

ITEM 8A.    CONTROLS AND PROCEDURES

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

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following sets forth certain information concerning the present management of the Company:

         Name                 Age        Position with Company
     -----------------        ---        ---------------------

     Kimberly Landry           38        President, Secretary and a Director
     Douglas Sinclair          55        Executive Vice President
     Brian Fiddler             42        Chief Financial Officer and a Director
     Robert H. Humber          59        Director

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

     Brian Fiddler has been the Company's Chief Financial and Accounting Officer since January 2003. Between November 2002 and January 2003 Mr. Fiddler was a consultant to the Company. In April 2003 Mr. Fiddler was appointed a director of the Company. Since 1992 Mr. Fiddler has had his own public accounting firm and has been a member of the Certified General Accountants Association of British Columbia.

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

     The Company does not have a compensation committee. The Company's Board of Directors serves as the Company's Audit Committee. Brian Fiddler is the director serving as the Company's financial expert. Since Mr. Fiddler is an officer and director of the Company, Mr. Fiddler is not independent as that term is defined
Section 121(A) of the Listing Standards of the American Stock Exchange. Since 1992 Mr. Fiddler has had his own public accounting firm and has been a member of the Certified General Accountants Association of British Columbia.

     The Company has adopted a Code of Ethics which is applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on the Company's website located at www.lunaplast.com.

ITEM 10.    EXECUTIVE COMPENSATION

     The following table sets forth in summary form the compensation received by the Company's executive officers during the fiscal years ended December 31, 2001, 2002, and 2003.

                          Annual Compensation            Long Term Compensation
                    -------------------------------      ----------------------
                                               Other        Re-
                                               Annual     stricted
Name and                                       Compen-      Stock      Options
Principal          Fiscal   Salary   Bonus     sation      Awards      Granted
Position            Year     (1)      (2)       (3)         (4)           (5)
-------------      ------   ------   -----    --------     ------      --------

Kimberly Landry,    2003   $45,120     --       --            --            --
President since     2002   $20,000     --       --            --            --
September 1, 2001   2001   $32,667     --       --            --            --
and Secretary

Douglas Sinclair,   2003   $67,680     --       --            --            --
Executive Vice      2002   $50,000     --       --            --            --
President           2001   $40,000     --       --            --            --

Brian Fiddler,      2003   $25,687                       $10,980       160,000
Chief Financial
Officer

(1)  The dollar value of base salary (cash and non-cash) received.
(2)  The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

     The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of December 31, 2003.

      Name                          Shares                  Value

      Kimberly Landry            1,930,000              $1,061,500
      Douglas Sinclair               1,000              $      550
      Brian Fiddler                 78,000              $   42,900

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

     The Company's Canadian subsidiary has an employment agreement with Kimberly Landry whereby the subsidiary has agreed to pay Ms. Landry a salary of CDN$5,000 per month during the twelve-month period ending December 31, 2004.

     The Company's Canadian subsidiary has an employment agreement with Douglas Sinclair whereby the subsidiary has agreed to pay Mr. Sinclair a salary of CDN$7,500 per month during the twelve-month period ending December 31, 2004.

     The Company's Canadian subsidiary has an employment agreement with Brian Fiddler whereby the subsidiary has agreed to pay Mr. Sinclair a salary of CDN$4,000 per month during the twelve-month period ending December 31, 2004.

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

     Other Arrangements. During the year ended December 31, 2003, and except as disclosed elsewhere in this registration statement, no director of the Company received any form of compensation from the Company.

Stock Options

     The following tables set forth information concerning the options granted during the year ended December 2003, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                      Options Granted During Year Ended December 31, 2003
                      ----------------------------------------------------
                                    % of Total
                                     Options
                                     Granted to     Exercise
                       Options     Employees in     Price Per    Expiration
 Name                Granted (#)    Fiscal Year      Share          Date
----------------     ----------    ------------     ---------    ----------

Kimberly Landry           --             --             --           --
Douglas Sinclair          --             --             --           --
Brian Fiddler        160,000            100%       $0.10-$0.60    August 2008
Robert H. Humber          --             --             --           --

                        Option Exercises and Year-End Option Values
                       ---------------------------------------------
                                                               Value (in $) of
                                                                 Unexercised
                                                Number of        In-the-Money
                                               Unexercised    Options at Fiscal
                     Shares                   Options (3)        Year-End (4)
                   Acquired On      Value     Exercisable/       Exercisable/
Name               Exercise (1)  Realized (2) Unexercisable      Unexercisable
------------       -----------   -----------  -------------    ----------------
Kimberly Landry           --           --           --               --
Douglas Sinclair          --           --           --               --
Brian Fiddler         60,000      $29,000      60,000/40,000   $33,000/$22,000
Robert H. Humber          --           --           --               --

(1) The number of shares received upon exercise of options during the year ended December 31, 2003.

(2) With respect to options exercised during the Company's year ended December 31, 2003, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2003, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 2003, the market value of the stock underlying those options as of December 31, 2003.

Stock Option and Bonus Plans

     The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans". None of the plans have been approved by the Company's shareholders.

     Incentive Stock Option Plan. The Incentive Stock Option Plan authorizes the issuance of shares of the Company's common stock to persons that exercise options granted pursuant to the Plan. Only officers, directors and key employees of the Company may be granted options pursuant to the Incentive Stock Option Plan.

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

     Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plan authorizes the issuance of shares of the Company's common stock to persons that exercise options granted pursuant to the Plan. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the par value of the Company's Common Stock on the date the option is granted.

     Options granted pursuant to the Plan not previously exercised terminate upon the date specified when the option was granted.

     Stock Bonus Plan. The Company's Stock Bonus Plan allows for the issuance of shares of common stock to the Company's employees, directors, officers, consultants and advisors; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be provided in connection with promoting the Company's common stock or a capital-raising transaction.

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

Summary.

     The following sets forth certain information as of March 30, 2004, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's common stock. Subsequent to December 31, 2003 options for 110,000 shares were granted pursuant to the Company's Non-Qualified Stock Option Plan. These options were exercised prior to March 30, 2004.

                                 Total       Shares                   Remaining
                                Shares    Reserved for    Shares      Options/
                               Reserved   Outstanding   Issued As      Shares
Name of Plan                  Under Plan    Options    Stock Bonus   Under Plan
----------------              ----------   ---------   -----------   ----------

Incentive Stock Option Plan     750,000           --         N/A     745,000
Non-Qualified Stock Option
   Plan                       1,350,000      185,000         N/A     672,330
Stock Bonus Plan              1,000,000          N/A     200,000     800,000

     The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and
Non-Qualified Stock Option Plans as of December 31, 2003. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

                                                           Number of Securities
                                                           Remaining Available
                            Number                         For Future Issuance
                         of Securities      Weighted-          Under Equity
                         to be Issued       Average          Compensation Plans
                        Upon Exercise    Exercise Price    (Excluding Securities
                        of Outstanding   of Outstanding        Reflected in
Plan Category            Options  [a]       Options             Column (a))
--------------          --------------   -------------      -------------------

Incentive Stock                 --              --                745,000 (1)
   Option Plan

Non-Qualified Stock        185,000           $0.32                782,330 (1)
  Option Plan

(1) Reflects amendment to Plan in January 2004 which increased number of shares issuable upon exercise of options granted pursuant to the Plan.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of March 30, 2004.

                                       Shares of
Name and Address                    Common Stock (1)          Percent of Class
------------------                  ----------------          ----------------

Kimberly Landry                      1,930,000                     29%
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3

Douglas Sinclair                         1,000 (2)                   *
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3

Brian Fiddler                           78,000                      1%
61 A Fawcett Road
Coquitlam, British Columbia
Canada V3K 6V2

Robert H. Humber                       790,000                     12%
130581/239th Ave., N.E
Seattle, WA  98125-4614

All Officers and Directors
  as a Group (3 persons)             2,799,000                     41%

*   Less than 1%

(1) Excludes shares issuable upon the exercise of options or warrants held by the following persons:

                                             Shares Issuable Upon Exercise of
            Name                              Options or Warrants Exercisable

         Kimberly Landry                                       --
         Douglas Sinclair                                 412,500
         Brian Fiddler                                    100,000
         Robert H. Humber                                      --
         William Donovan                                       --

(2) Mr. Sinclair is the common law husband of Ms. Landry. As a result, Mr. Sinclair may be deemed the beneficial owner of the shares owned by Ms. Landry.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In April 1999 the Company issued shares of its common stock to the persons, in the amounts, and for the consideration set forth below:

                                 Number
   Name                         of Shares             Consideration
 -------------                 -----------           ----------------

Robert H. Humber                800,000                  $   800
Kimberly Landry               1,580,000                   $1,580
Douglas Sinclair                     --                       --
Other third parties           2,120,000                   $2,120

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

     During the year ended December 31, 2000 the Company borrowed $60,000 from Kimberly Landry. During the year ended December 31, 2003 the Company issued 225,000 shares of its common stock to Ms. Landry in payment of this debt.

     In January 2001 the Company acquired from LTI office and production equipment, as well as the rights to certain tradenames used by the Company. In consideration for these assets the Company agreed to pay LTI $41,142 prior to June 30, 2001. The maturity date on this loan has been extended to January 1, 2005.

     In May 2001 the Company issued 350,000 shares of its common stock to Kimberly Landry, an officer and director of the Company, in payment of $137,072 advanced to the Company by Ms. Landry.

     During the year ended December 31, 2003 the Company granted Douglas Sinclair the right to convert $123,750 in past due compensation into shares of the Company's common stock. The number of shares which may be issued to Mr. Sinclair is equal to the amount to be converted divided by $0.30.

Inject-a-Light Corporation

     At the annual meeting of the Company's shareholders, scheduled to be held in 2004, the Company's shareholders will be requested to approve the issuance of 1,250,000 shares of the Company's common stock to Inject a Light Corporation for the assignment of the patents and technology described below. Inject a Light Corporation is controlled by Kimberly Landry and Douglas Sinclair.

Emergency Pathmarking System

     In June 2003 Inject a Light Corporation agreed to assign to the Company the rights to a provisional patent application and proprietary technology which relate to a new emergency path marking system. In consideration for the assignment of these rights, the Company agreed to issue 750,000 shares of its common stock to Inject a Light.

     The path marking technology uses the Company's proprietary Lunaplast Photoluminescent material to form words, symbols or path markings on a clear or nearly clear background. Lunaplast stores light from any external radiant energy source such as visible light, ultraviolet light, or infrared radiation and other illumination sources and then emits light which is visible for several days after all other illumination sources are extinguished.

     Many building codes and regulations for ships, vehicles, passenger transportation systems, mines and other spaces require path marking systems to show exit routes when normal lighting fails. To maximize the amount of light emitted from the sign or path marking, traditional photometric signs and path marking systems are designed with legends seen in silhouette against a photoluminescent background. Traditional path marking systems usually have backup power sources to ensure operation when power fails. However, all these systems suffer from the same disadvantages in that they are expensive to purchase, install and maintain. In addition, backup power sources can fail due to fire, battery failure or other causes.

     Effective emergency path markings must have conspicuous legends. Balancing this objective is the need for the signs and markings to not detract from the aesthetic features of the space when not in use. Conventional electrical emergency exit signs tend to be bulky and unattractive. During the past 10 years, electric exit signs with transparent backgrounds have developed. These signs, commonly called edge-lighted signs, require continuous electric light that illuminates the sign through its edge. Words or symbols are seen as masks or etchings that are applied to the sign face. Although these signs have high aesthetic appeal because their backgrounds do not detract from the architectural space, they nevertheless require a continuous electric light source with backup electrical supply.

     The Company's proprietary path marking technology combines the advantages of the edge-lit signs with the advantage of photoluminescent signs. A solution impregnated with Lunaplast is either poured or inserted in a cavity or a recess formed or carved in the shape of the required words, symbols, or path markings. This technique reduces the amount of photoluminescent pigment used, and hence the cost, by confining the luminance to the words, symbols or path markings and not the background as in traditional photoluminescent signs or path marking systems. The process of mixing Lunaplast in a liquid solution also increases the density of the photoluminescent pigment and the resulting light which is generated by the path marking system.

     The Company's path marking system is non invasive to the general surroundings, yet is clearly visible in emergency situations when there is an electrical power outage. Unlike battery-powered path marking systems, no replacement, maintenance or systematic checking of the batteries is required for systems using the Company's technology.

     Applications for this new technology include exit and directional signs (both overhead and floor level), and linear path marking systems which do not consume electrical energy and which require conspicuous words or symbols with inconspicuous backgrounds that are aesthetically appealing in any architectural space.

     On June 9, 2003 Kimberly Landry and Douglas Sinclair filed a provisional patent application for the path marking system with the U.S. Patent and Trademark Office. The provisional patent application and technology for the path marking system were assigned to Inject a Light by Ms. Landry and Mr. Sinclair on June 26, 2003. As of March 30, 2004 the provisional patent application was pending.

Light Cover

     In June 2003 Inject a Light Corporation agreed to assign to the Company the rights to a provisional patent application and proprietary technology which relate to a photoluminescent light cover. In consideration for the assignment of these rights, the Company agreed to issue 500,000 shares of its common stock to Inject a Light.

     The light cover fits over an electric lamp so that radiant energy from the electrical lamp is stored in the light cover during normal operation of the lamp. As a result, the light cover is able to generate light for an extended period after the electric lamp is extinguished. The light cover is nearly transparent and is extruded or injection molded from clear thermoplastic materials containing the Company's proprietary Lunaplast photoluminescent material. The light cover can be designed to fit almost any fluorescent, incandescent, or metal halide lamp.

     Building   codes   and   regulations   for   ships,   vehicles,   passenger
transportation systems, mines and other spaces require that exit routes be lighted continuously during occupation to permit safe egress at all times. Backup power sources such as batteries and petroleum-fueled generators are usually employed to ensure these requirements are met when normal power to the lighting fails. However, traditional backup power systems do not necessarily ensure that occupants will be able to locate the exit routes after normal power is interrupted. For example, fire can damage a centrally located power source, related distribution and transfer systems, and fuel storage. Batteries can fail as they expire over a period of time. In addition, emergency lighting systems are expensive to purchase, install and to maintain. When emergency lighting systems fail, evacuation can be impaired which can lead to panic, physical and psychological injury and loss of life.

     Applications for this new technology include emergency lighting systems (both overhead and floor level), as well as general and supplemental lighting systems. Unlike battery-powered emergency lighting systems, the light cover does not require replacement, maintenance or systematic checking of batteries.

     The provisional patent application and technology for the light cover were assigned to Inject a Light by Kimberly Landry on June 26, 2003. On November 25, 2003 the Company filed a patent application for the light cover with the U.S. Patent and Trademark Office. As of March 30, 2004 the patent application was pending.

Item 13.    Exhibits and Reports on Form 8-K

Exhibit
Number       Exhibit Name                                            Page Number

Exhibit 3    Articles of Incorporation and Bylaws                        *

Exhibit 4    Instruments Defining the Rights of Security Holders

Exhibit 4.1  Incentive Stock Option Plan                                **

Exhibit 4.2  Non-Qualified Stock Option Plan                            **

Exhibit 4.3  Stock Bonus Plan                                           **

Exhibit 10   Material Contracts

Exhibit 10.1 Agreement   relating to purchase of patent rights           *

Exhibit 10.2 Assignment of patent rights                                 *

Exhibit 10.3  Agreement relating to purchase of proprietary
              technology and trademarks                                  *

Exhibit 10.4  Assignment of trademarks                                   *

Exhibit 10.5  Non-Compete Agreement                                      *

Exhibit 23  Accountants' Consent                                       _____

Exhibit 31  Rule 13a-14(a)/15d-14(a) certifications                    _____

Exhibit 32  Section 1350 certifications                                _____


* Incorporated by reference to the same exhibit filed as part of the Company's Registration Statement on Form 10-SB.
** Incorporated by reference to the same exhibit filed as part of the Company's Registration Statement on Form S-8 (Commission File # 333-112647).

8-K Reports

     During the quarter ending December 31, 2003 the Company did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Labonte & Co. served as the Company's independent public accountants during the fiscal years ended December 31, 2003 and 2002. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants. The name of the Company's principal independent accountant is now Dale Matheson Carr-Hilton LaBonte.

     The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2002 and 2003 by Dale Matheson Carr-Hilton LaBonte.

                                    2002         2003

Audit Fees                      $ 12,954       $17,600
Audit-Related Fees                    --            --
Financial Information Systems         --            --
Design and Implementation Fees        --            --
Tax Fees                              --            --
All Other Fees                        --            --


     Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-Q for the fiscal year. Before Dale Matheson Carr-Hilton LaBonte was engaged by the Company to render audit services, the engagement was approved by the Company's Board of Directors.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003














INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Luna Technologies International, Inc.

We have audited the balance sheets of Luna Technologies International, Inc. as at December 31, 2003 and 2002 and the statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and cash flows and the changes in stockholders' equity for the years then ended in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred losses since inception raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                         "Dale Matheson Carr-Hilton LaBonte"

                                         CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 24, 2004

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,   December 31,
                                                        2003            2002
--------------------------------------------------------------------------------

                                        ASSETS

CURRENT ASSETS
  Accounts receivable                              $   49,127   $   42,693
  Prepaid expenses                                      3,960        2,197
  Inventory (Note 7)                                   88,247       21,058
--------------------------------------------------------------------------------

                                                      141,334       65,948

FIXED ASSETS,
  net of depreciation of $70,340 (2002 - $50,654)      20,777       33,990
--------------------------------------------------------------------------------

                                                   $  162,111   $   99,938
================================================================================


               LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
  Bank overdraft                                   $   11,252   $    2,339
   Accounts payable and accrued liabilities           229,738      236,771
   Current portion of convertible debenture (Note 5)   39,996       11,666
   Loans payable (Note 3)                                   -       76,812
   Notes payable (Note 4)                              40,730       40,730
  Due to related parties (Note 4)                     167,506      204,462
--------------------------------------------------------------------------------

                                                      489,222      572,780
CONVERTIBLE DEBENTURE (Note 5)                         56,885       48,334
--------------------------------------------------------------------------------
                                                      546,107      621,114
--------------------------------------------------------------------------------

CONTINGENCIES (Note 1 and 7)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Capital stock (Note 6)
    Common stock, $0.0001 par value, 30,000,000
     shares authorized 6,727,836 (2002 - 5,415,166)
     shares issued and outstanding                        673          542
    Convertible preferred stock, $0.0001 par value,
     5,000,000 shares authorized NIL issued and
     outstanding                                            -            -
  Additional paid-in capital                        1,347,003      605,150
  Warrants                                             74,000            -
  Deficit                                          (1,735,410)  (1,123,898)
   Accumulated other comprehensive income (loss)      (65,262)      (2,970)
--------------------------------------------------------------------------------
                                                     (383,996)    (521,176)
--------------------------------------------------------------------------------
                                                  $   162,111   $   99,938
================================================================================


     The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Year Ended December 31,
                                                        2003              2002
--------------------------------------------------------------------------------

SALES                                              $  381,721        $  332,285
COST OF SALES                                         232,759           217,469
--------------------------------------------------------------------------------

GROSS PROFIT                                          148,962           114,816
OTHER INCOME                                          100,000            50,000
--------------------------------------------------------------------------------
                                                      248,962           164,816
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                           86,958            78,344
  Consulting - stock based (Note 6)                   193,500            96,910
  Depreciation                                         19,686            18,717
  Interest                                             58,532            12,916
  Management fees                                     145,558            63,049
  Office and general                                  127,336           103,738
  Professional fees                                    54,718            59,437
  Rent                                                 27,303            25,910
  Research and development, net of recoveries          46,925             7,426
  Wages and benefits                                   99,958            40,286
--------------------------------------------------------------------------------
                                                      860,474           506,733
--------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                             $  (611,512)      $  (341,917)
================================================================================


BASIC NET LOSS PER SHARE                          $     (0.10)      $     (0.07)
================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          6,067,002         5,257,852
================================================================================






     The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                                 Accumulated
                                          Common Stock      Additional   Share                      Other
                                       Number of              Paid In   Purchase                Comprehensive
                                        shares     Amount     Capital   Warrants     Deficit     Income (loss)     Total
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001             4,960,911   $   496  $  332,126  $     -   $ (781,981)     $    9,277  $  (440,082)

Issued for cash at - $0.50 per share     200,000        20      99,980        -            -               -     100,000
             - $0.55 per share            15,455         2       8,498        -            -               -       8,500
             - $0.60 per share            75,000         7      44,993        -            -               -      45,000
             - $0.70 per share             4,800         1       3,359        -            -               -       3,360
             - $0.75 per share             4,000         1       2,999        -            -               -       3,000
             - $0.80 per share            15,000         1      11,999        -            -               -      12,000

Issued for consulting services            34,000         3      13,597        -            -               -      13,600

Issued pursuant to stock bonus plan       76,000         8      55,902        -            -               -      55,910

Stock-based compensation                       -         -      28,700        -            -               -      28,700

Issued  on  exercise  of  options  at     30,000         3       2,997        -            -               -       3,000
$0.10 per share

Net loss for the year                          -         -           -        -     (341,917)              -    (341,917)

Currency translation adjustment                -         -           -        -            -         (12,247)    (12,247)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002             5,415,166       542     605,150        -   (1,123,898)         (2,970)   (521,176)

Issued for cash at - $0.50 per share     200,000        20      79,980   20,000            -                     100,000
            - $0.60 per share            250,000        25     119,975   30,000            -                     150,000
            - $0.80 per share            150,000        15      89,985   24,000            -                     120,000

Issued for consulting services             6,000         1       2,999        -            -                       3,000



     The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                 Accumulated
                                          Common Stock      Additional   Share                      Other
                                       Number of              Paid In   Purchase                Comprehensive
                                        shares     Amount     Capital   Warrants     Deficit     Income (loss)     Total
--------------------------------------------------------------------------------------------------------------------------

Issued for debt settlement               225,000  $    23   $  86,877    $     -    $      -        $      -  $   86,900

Issued  on   exercise  of  options  -     25,000        3       1,247          -           -               -       1,250
$0.05 per share
                    - $0.10 per share     50,000        5       4,995          -           -               -       5,000
                    - $0.18 per share     20,000        2       3,598          -           -               -       3,600
                    - $0.38 per share     34,000        3      12,917          -           -               -      12,920
                    - $0.40 per share    205,000       20      81,980          -           -               -      82,000
                    - $0.50 per share     23,670        2      11,812          -           -               -      11,814

Issued pursuant to stock bonus plan      124,000       12      62,088          -           -               -      62,100

Beneficial   conversion   feature  of          -        -      41,000          -           -               -      41,000
conversion option

Stock based compensation                       -        -     131,400          -           -               -      131,400

Net loss for the year                          -        -           -          -    (611,512)                    (604,012)

Currency translation adjustment                -        -           -          -           -         (62,292)     (62,292)
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003             6,727,836  $   673  $1,347,003  $  74,000 $(1,735,410)      $ (65,262)  $ (383,995)

===========================================================================================================================



     The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                        Year Ended December 31,
                                                        2003              2002
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                            $  (611,512)     $  (341,917)
  Adjustments to reconcile net loss to net
    cash from operating activities:
  - depreciation                                        19,686           18,717
  - stock-based compensation                           193,500           83,310
  - beneficial conversion feature                       41,000                -
  - non-cash consulting expense                              -           13,600
  - accrued interest expense                             1,957            6,050
  - accounts receivable                                 (6,434)         (22,084)
  - inventory                                          (67,189)         (44,571)
  - prepaid expenses                                    (1,763)           1,800
  - accounts payable                                    (4,033)          70,311
  - refundable deposits                                      -          (19,991)
--------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                 (434,788)        (234,775)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                              (6,473)         (18,651)
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                   (6,473)         (18,651)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                         8,913            2,339
  Loan repayment                                        (4,500)         (10,500)
  Issuance of common shares                            486,584          176,160
  Convertible debenture advances, net of repayments     36,669           60,000
  Advances (to) from related parties                   (24,113)          36,781
--------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES               503,553          264,780
--------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES                        (62,292)         (12,247)
--------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                  -             (893)

CASH, BEGINNING OF YEAR                                      -              893
--------------------------------------------------------------------------------

CASH, END OF YEAR                                     $      -         $      -
================================================================================


 Non-cash activities:

  Refer to Notes 3, 4 and 6.


     The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2003 the Company has a working capital deficiency of $347,888 (2002 - $506,832) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the fiscal year 2003, 64% of the Company's total income was derived from a single customer who also provided financing to the Company in connection with the Convertible Debenture as described in Note 5.

The Company anticipates meeting its working capital requirement for the next year through the sale of shares of common stock or through loans and advances from related parties as may be required.

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

Revenue recognition
The Company recognizes revenue when products have been shipped and collection is reasonably assured. The Company also generates other income from one-time fees charged in connection with territorial Supply Agreements. As the Company has no future obligations in connection with these agreements, these fees are recognized as other income upon execution of the agreements and collection is reasonably assured.

Research and development costs
Ongoing product and technology research and development costs are expensed as incurred net of contributions made by third parties toward research projects.

--------------------------------------------------------------------------------

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

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. Management has also determined that the fair value of the convertible debenture approximates its carrying value as at December 31, 2003.

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

Stock-based compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 6:

                                                For the year ended
                                                   December 31,
                                                 2003        2002
                                             -------------------------

        Net loss for the year as reported    $  (611,512)  $  (341,917)
        Additional  SFAS  123   compensation     (18,700)            -
        expense
                                             -------------------------

        Pro-forma net loss for the period    $  (630,212)  $  (341,917)
                                             =========================

        Pro-forma basic net loss per share    $    (0.10)  $     (0.07)
                                             =========================

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Recent accounting pronouncements
In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not have a material effect on the Company's financial position and results of operation..

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on the Company's financial position and results of operation..

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS No. 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

--------------------------------------------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

In May, 2003,  SFAS 150,  "Accounting  for Certain  Financial  Instruments  with
Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

NOTE 3 - LOANS PAYABLE
--------------------------------------------------------------------------------

During 2000 a director of the Company loaned $60,000 to the Company. This amount was secured by a promissory note, bearing interest at 10% and had an original due date of October 1, 2001 which was extended to October 1, 2003. Effective April 14, 2003 the total principal and accrued interest of $74,057, which totalled $72,312 as at December 31, 2002, was assigned by this director to a creditor of this director along with an additional $12,843 of unsecured amounts owing to this director for a total assignment of $86,900. During 2003, the Company settled this $86,900 note through this issuance of 225,000 restricted shares of the Company's common stock. As at December 31, 2003 no amount is owed in connection with this loan.

Also during 2000 the Company borrowed $60,000 from a third party to satisfy working capital requirements and as at December 31, 2001, had a loan payable, net of previous principal repayments, of $15,000 originally due June 1, 2001 which was extended to June 15, 2002. The note originally bore interest at a rate of 30% per annum, however, during 2001, the note holder agreed to forgive all previously accrued interest and waive all future interest until the amended due date. During 2002 the Company repaid $10,500 of this loan, and during 2003 the Company repaid the remaining $4,500.

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Effective July 1, 2002 a director of the Company and the CEO of LTC signed employment agreements with LTC subject to automatic one year renewals. In connection with these agreements, the director and CEO are paid CAN$5,000 and CAN$7,500 per month respectively.

During 2003 the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $44,332 (2002 - $117,930); management fees incurred by the Company
- $145,558 (2002 - $19,110); and payments and reimbursements made by the Company
- $180,959 (2002 - $55,209). In addition, during the year a director of the Company assigned $12,843 to a creditor of a director which was settled through the issuance of restricted shares of the Company's common stock and the CEO of LTC assigned $33,580 to this creditor which was assigned back to the Company as partial consideration for the issuance of shares of the Company's common stock on exercise of stock options by the creditor.

--------------------------------------------------------------------------------

By agreements dated January 1, 2001, the Company and LTC acquired certain inventory and fixed assets from LTBC. In consideration for these acquisitions, the Company and LTC issued non-interest-bearing promissory notes totalling $40,730 originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2004 and subsequent to year end were further extended to January 1, 2005.

During the year LTC and the Company executed a guarantee of certain unpaid management fees owing to the CEO of LTC totalling $123,750 (CAN$165,000). In connection with this guarantee, the CEO was granted the right to convert any or all of the unpaid amount into restricted shares of the Company's common stock at a price of $0.30 per share. During the year the Company recorded a $41,000 non-cash interest expense representing the beneficial conversion feature embedded in this conversion option. This beneficial conversion feature was valued using the intrinsic value method.

Effective June 26, 2003 the Company entered into two agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc. ("Inject A Light"), a private Delaware corporation controlled by a director of the Company and the CEO of LTC who is also a relative of this director. This proprietary technology and these patent application rights were originally acquired by Inject A Light from the inventors being the director of the Company and the CEO of LTC. Under the terms of the agreements, the Company will pay consideration of a total of 1,250,000 restricted shares of the Company's common stock. These agreements are subject to shareholder approval at the Company's Annual General Meeting which will be held in May 2004. To date the Company has not taken possession of the proprietary technology and the shares have not been issued.

Unless otherwise noted, all amounts due to related parties are unsecured, non-interest bearing and with no specific terms of repayment.

Refer to Notes 3 and 6

NOTE 5 - CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the "Debenture"). The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum. The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005. Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. During the year the Company made principal and interest payments totalling $32,214 and as at December 31, 2003 a further $212 of interest has been accrued. This Debenture was issued to the Company's major customer as described in Note 1.

The total unpaid balance of principal and interest may be converted at any time into restricted shares of the Company's common stock at a price of $0.90 per share during 2004 and $1.20 per share during 2005.

NOTE 6 - CAPITAL STOCK
--------------------------------------------------------------------------------

During 2003 the Company issued 200,000 units at a price of $0.50 per unit for proceeds of $100,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.75 per share until December 15, 2004. The estimated fair value of the warrants of $20,000 has been recorded as a separate component of stockholders' equity.

During 2003 the Company issued 250,000 units at a price of $0.60 per unit for proceeds of $150,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.75 per share until August 15, 2005. The estimated fair value of the warrants of $30,000 has been recorded as a separate component of stockholders' equity.

--------------------------------------------------------------------------------
NOTE 6 - CAPITAL STOCK (cont'd)

During 2003 the Company issued 150,000 units at a price of $0.80 per unit for proceeds of $120,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until June 30, 2006. The estimated fair value of the warrants of $24,000 has been recorded as a separate component of stockholders' equity.

During 2003 the Company issued 6,000 shares of common stock at $0.50 per share in settlement of $3,000 of accounts payable and 225,000 shares of common stock in settlement of a total of $86,900 of amounts previously owing to related parties which were assigned to a third party during the year (refer to Note 3).

During the year the Company issued a 357,670 shares of common stock on exercise of stock options for total consideration of $116,584.

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

During 2003 the Company awarded 124,000 (2002 - 76,000) shares of common stock under the Stock Bonus Plan with a fair value of $62,100. As at December 31, 2003 no shares remain available for awards under the Stock Bonus Plan.

During 2003 the Company granted 377,670 options to consultants under the Company's Non-Qualified Stock Option Plan and 5,000 options to consultants under the Company's Incentive Stock Option Plan allowing for the acquisition of a total of 382,670 shares of the Company's common stock at prices ranging from $0.05 to $0.50. The fair value of these options was recorded as consulting fees of $84,400 during the year. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming expected lives ranging from 0.7 years to 1.6 years, a risk-free interest rate of 3% and expected volatilities ranging from 67% to 82%.

NOTE 6 - CAPITAL STOCK cont'd
--------------------------------------------------------------------------------

During 2003 the Company granted 160,000 options to a director under the Company's Non-Qualified Stock Option Plan allowing for the acquisition of a total of 160,000 shares of the Company's common stock at prices ranging from $0.10 to $0.60. Of these options, 120,000 vested during the year and the remaining 40,000 options will vest between March 1, 2004 and June 1, 2004. During the year the Company recorded a director consulting expense of $47,000 representing the intrinsic value of the vested options. Also in connection with the vested options, pro-forma disclosures were provided in Note 2 to reflect the fair value of these options as calculated using the Black-Scholes option pricing model assuming expected lives of 5 years, a risk-free interest rate of 3% and an expected volatility of 112%. In connection with the non-vested options, upon vesting the Company will record a total consulting expense of $4,400 representing the intrinsic value of the options and will disclose additional pro-forma fair value of the options totalling $15,700 as calculated using the Black-Scholes option pricing model assuming expected lives of 5 years, a risk-free interest rate of 3% and an expected volatility of 112%.

As at December 31, 2003, 5,000 shares have been granted and no stock options were outstanding under the Incentive Stock Option Plan and 185,000 options were outstanding under the Non-Qualified Stock Option Plan, details are as follows; 20,000 shares of the Company's common stock at a price of $0.60, 20,000 shares of the Company's common stock at a price of $0.50, 20,000 shares of the Company's common stock at a price of $0.40, 105,000 shares of the Company's common stock at a price of $0.25, 20,000 shares of the Company's common stock at a price of $0.18.

Refer to Note 9.

NOTE 7 - CONTINGENCY
--------------------------------------------------------------------------------

During 2002 a creditor of the Company improperly seized inventory from the Company with a carrying value of $57,647 in an attempt to secure payment of certain refundable deposits and other accrued liabilities totalling $111,012. The Company is currently attempting to resolve this dispute. Management believes that the full carrying value of this inventory will ultimately be realized upon resolution of this dispute. As at December 31, 2003 the creditor is still in possession of the inventory and to date has not initiated any action in an attempt to receive payment of the refundable deposits and accrued liabilities. Accordingly, as at December 31, 2003 the net carrying amount of the inventory, refundable deposits and accrued liabilities under dispute has been recorded as accrued liabilities of $53,365.

NOTE 8 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $1,400,000 at December 31, 2003. These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to year end, the Company signed two supply agreements for total consideration of $90,000 of which $45,000 has been received.

Under the Non Qualified Stock Option Plan, the Company granted 110,000 stock options at $0.10 to a consultant of the Company who exercised these options in full.

Subsequent to year end the Company completed a Form S-8 Registration Statement registering 3,100,000 shares of the Company's common stock and amended the Company's stock option and bonus plans allowing for maximum awards as follows:
Incentive Stock Option Plan (750,000); Non-Qualified Stock Option Plan (1,350,000); Stock Bonus Plan (1,000,000).

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March 2004.


                                  LUNA TECHNOLOGIES INTERNATIONAL INC.


                                  By /s/ Kimberly Landry
                                     ---------------------------
                                     Kimberly Landry, President


                                  By /s/ Brian Fiddler
                                     ---------------------------
                                     Brian Fiddler, Principal Financial Officer

     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date

/s/ Kimberly Landry                 Director              March 30, 2004
---------------------
Kimberly Landry

/s/ Brian Fiddler                   Director              March 30, 2004
---------------------
Brian Fiddler

---------------------               Director
Robert H. Humber

                      LUNA TECHNOLOGIES INTERNATIONAL INC.

                                   FORM 10-KSB

                                    EXHIBITS