Form 10QSB
period 2004-03-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2004-05-21
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2004
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

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

                               YES [X]     NO [ ]






As of May 21, 2004 the Company had 6,989,836 shares of common stock issued and outstanding.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)


























CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,          December 31,
                                                                            2004                2003
==========================================================================================================
                                                                        (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash                                                                $         4,260     $             -
  Accounts receivable                                                         101,107              49,127
  Prepaid expenses                                                              4,970               3,960
  Inventory (Note 6)                                                           92,818              88,247
----------------------------------------------------------------------------------------------------------

                                                                              203,155             141,334

FURNITURE AND EQUIPMENT, net of depreciation of $73,313
  (2003 - $70,340)                                                             23,350              20,777
----------------------------------------------------------------------------------------------------------

                                                                      $       226,505     $       162,111
==========================================================================================================


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
  Bank overdraft                                                      $             -     $        11,252
  Accounts payable and accrued liabilities                                    242,164             229,738
  Current portion of convertible debenture (Note 4)                            39,996              39,996
  Notes payable (Note 3)                                                       40,730              40,730
  Due to related parties (Note 3)                                             205,749             167,506
----------------------------------------------------------------------------------------------------------

                                                                              528,639             489,222
CONVERTIBLE DEBENTURE (Note 4)                                                 46,864              56,885
----------------------------------------------------------------------------------------------------------

                                                                              575,503             546,107
----------------------------------------------------------------------------------------------------------

CONTINGENCIES (Note 1 and 6)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Capital stock  (Note 5)
    Common stock, $0.0001 par value, 30,000,000 shares authorized
      6,989,836 (2003 - 6,727,836) shares issued and outstanding                  699                 673
    Convertible preferred stock, $0.0001 par value, 5,000,000
      shares authorized NIL issued and outstanding                                  -                   -
  Additional paid-in capital                                                1,483,477           1,342,003
  Warrants                                                                     94,000              74,000
  Deficit                                                                  (1,862,443)         (1,735,410)
  Accumulated other comprehensive income (loss)                               (64,731)            (65,262)
----------------------------------------------------------------------------------------------------------

                                                                             (373,998)           (383,996)
----------------------------------------------------------------------------------------------------------

                                                                      $       201,505     $       162,111
==========================================================================================================



              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                        2004                2003
======================================================================================

SALES                                             $       131,240     $        80,709
COST OF SALES                                              94,717              50,803
--------------------------------------------------------------------------------------

GROSS MARGIN                                               36,523              29,906
OTHER INCOME                                               90,000              25,000
--------------------------------------------------------------------------------------

                                                          126,523              54,906
--------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                               87,078              51,143
  Depreciation                                              2,973               4,798
  Interest                                                  2,035               5,133
  Management fees                                          37,563              28,812
  Office and general                                       34,871              39,172
  Professional fees                                        25,626               6,947
  Rent                                                      7,639               6,199
  Research and development                                 22,548               3,140
  Wages and benefits                                       33,222              24,156
--------------------------------------------------------------------------------------

                                                          253,555             169,500
--------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                           $      (127,033)    $      (114,594)
======================================================================================



BASIC NET LOSS PER SHARE                          $         (0.02)    $         (0.02)
======================================================================================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              6,843,506           5,442,166
======================================================================================


















              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                               2004                2003
=============================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                $      (127,033)    $      (114,594)
  Adjustments to reconcile net loss to net cash from
  operating activities:
  - depreciation                                                   2,973               4,798
  - stock-based compensation                                      44,500              18,400
  - accrued interest expense                                         (22)              4,142
  - accounts receivable                                          (51,980)              7,770
  - inventory                                                     (4,571)            (18,698)
  - prepaid expenses                                              (1,010)                330
  - accounts payable                                              29,426              (2,110)
---------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                           (107,716)            (95,742)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                             (5,546)                  -
---------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                             (5,546)            (95,742)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                 (11,252)              4,109
  Issuance of common shares                                      100,000              12,000
  Share subscriptions                                                  -              11,334
  Convertible debenture                                          (10,000)             60,000
  Advances from related parties                                   38,243              29,960
---------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                         116,991             117,403
---------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                      531             (21,661)
---------------------------------------------------------------------------------------------

INCREASE IN CASH                                                   4,260                   -

CASH, BEGINNING OF PERIOD                                              -                   -
---------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                      $         4,260     $             -
=============================================================================================


Non-cash activities:

Refer to Note 5.














              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                   (Unaudited)
================================================================================


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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2004 the Company has a working capital deficiency of $325,484 (2003 - $347,888) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the period, 43% of the Company's total income was derived from two customers, one of whom also provided financing to the Company in connection with the Convertible Debenture as described in Note 4.

The Company anticipates meeting its working capital requirement for the next year through the sale of shares of common stock or through loans and advances from related parties as may be required.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)
================================================================================


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

Stock-based compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2002. No pro-forma disclosures have been provided as no stock options were granted to employees during the quarter ended March 31, 2004 and 2003.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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


NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Effective July 1, 2002 a director of the Company and the CEO of LTC signed employment agreements with LTC subject to automatic one year renewals. In connection with these agreements, the director and CEO are paid CAN$5,000 and CAN$7,500 per month respectively.

During the quarter the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $65,000 (2003 - $17,321); management fees incurred by the Company
- $37,563 (2003 - $28,812);  and payments and reimbursements made by the Company
- $64,320 (2003 - $16,173) leaving $205,749 owing as at March 31, 2004.

By agreements dated January 1, 2001, the Company and LTC acquired certain inventory and fixed assets from LTBC. In consideration for these acquisitions, the Company and LTC issued non-interest-bearing promissory notes totalling $40,730 originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2005.

During 2003 LTC and the Company executed a guarantee of certain unpaid management fees owing to the CEO of LTC totalling $123,750 (CAN$165,000). In connection with this guarantee, the CEO was granted the right to convert any or all of the unpaid amount into restricted shares of the Company's common stock at a price of $0.30 per share. During 2003 the Company recorded a $41,000 non-cash interest expense representing the beneficial conversion feature embedded in this conversion option. This beneficial conversion feature was valued using the intrinsic value method.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)
================================================================================


NOTE 4 - CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the "Debenture"). The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum. The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005. Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. During the period the Company made principal and interest payments totalling $11,862 and as at March 31, 2004 a further $191 of interest has been accrued. This Debenture was issued to the Company's major customer as described in Note 1.

The total unpaid balance of principal and interest may be converted at any time into restricted shares of the Company's common stock at a price of $0.90 per share during 2004 and $1.20 per share during 2005.


NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

During the period the Company issued 100,000 units at a price of $0.65 per unit for proceeds of $65,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until February 26, 2006. The estimated fair value of the warrants of $13,000 has been recorded as a separate component of stockholders' equity.

During the period the Company issued 35,000 units at a price of $1.00 per unit for proceeds of $35,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 31, 2006. The estimated fair value of the warrants of $7,000 has been recorded as a separate component of stockholders' equity.

During the period the Company issued 12,000 shares of common stock at $0.50 per share in settlement of $6,000 of accounts payable.

During the period the Company issued 115,000 shares of common stock on exercise of stock options for total consideration of $13,000.

Stock option plans
------------------
As approved by the directors effective January 26, 2004, the Company has adopted plans allowing for the granting of stock options and awarding of shares of common stock as follows:

     Incentive Stock Option Plan
     ---------------------------
     The Company adopted an Incentive Stock Option Plan authorizing the issuance of options to purchase up to 750,000 shares of common stock of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company's common stock and can not be exercised until one year following the date of grant. This plan is available to officers, directors and key employees of the Company.

     Non-Qualified Stock Option Plan
     -------------------------------
     The Company adopted a Non-Qualified Stock Option Plan authorizing the issuance of options to purchase up to 1,350,000 shares of common of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then par value of the Company's common stock and can be exercised at any time following the date of grant. This plan is available to officers, directors, employees, consultants and advisors of the Company.

     Stock Bonus Plan
     ----------------
     The Company adopted a Stock Bonus Plan authorizing the awarding of up to 1,000,000 shares of common stock of the Company solely at the discretion of the board of directors. This plan is available to officers, directors, employees, consultants and advisors of the Company.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
================================================================================


NOTE 5 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

Effective February 10, 2004 the Company filed a Form S-8 Registration Statement in connection with 3,000,000 shares authorized under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan and the Stock Bonus Plan.

During the period the Company awarded 12,000 shares of common stock under the Stock Bonus Plan with a fair value of $6,000. As at March 31, 2004 788,000 shares remain available for awards under the Stock Bonus Plan.

During the period the Company granted 115,000 options to consultants under the Company's Non-Qualified Stock Option Plan allowing for the acquisition of a total of 115,000 shares of the Company's common stock at prices ranging from $0.10 to $0.40. The fair value of these options was recorded as consulting fees of $42,500 during the period. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming expected lives ranging of one year, a risk-free interest rate of 2% and an expected volatility of 77%.

As at March 31, 2004, 5,000 shares have been granted and no stock options were outstanding under the Incentive Stock Option Plan and 185,000 options were outstanding under the Non-Qualified Stock Option Plan, details are as follows; 20,000 shares of the Company's common stock at a price of $0.60, 20,000 shares of the Company's common stock at a price of $0.50, 20,000 shares of the Company's common stock at a price of $0.40, 105,000 shares of the Company's common stock at a price of $0.25, 20,000 shares of the Company's common stock at a price of $0.18.


NOTE 6 - CONTINGENCY
--------------------------------------------------------------------------------

During 2002 a creditor of the Company improperly seized inventory from the Company with a carrying value of $57,647 in an attempt to secure payment of certain refundable deposits and other accrued liabilities totalling $111,012. The Company is currently attempting to resolve this dispute. Management believes that the full carrying value of this inventory will ultimately be realized upon resolution of this dispute. As at March 31, 2004 the creditor is still in possession of the inventory and to date has not initiated any action in an attempt to receive payment of the refundable deposits and accrued liabilities. Accordingly, as at December 31, 2003 the net carrying amount of the inventory, refundable deposits and accrued liabilities under dispute has been recorded as accrued liabilities of $53,365.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Results of Operations
---------------------

Sales during the three months ended March 31, 2004 sales increased 63% over the same period ended March 31, 2004 due to efforts by the Company to increase awareness of the Company's products in the marketplace. The Company's gross margin decreased from 37% to 28% over the same period described mainly due to increased material and manufacturing costs.

During the three months ended March 31, 2004, the Company entered into contracts worth $90,000 from customers in connection with pricing agreements. As of March 31, 2004, the Company received $65,000 towards these contracts and subsequently received the final $25,000 in May 2004.

Effective June 26, 2003 the Company entered into two separate agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc., a private Delaware corporation controlled by a director of the Company and the CEO of LTC who is also a relative of this director. This proprietary technology and these patent application rights were originally acquired by Inject A Light from the inventors being the director of the Company and the CEO of LTC. Under the terms of the agreements, the Company will pay consideration of a total of 1,250,000 restricted shares of the Company's common stock. These agreements are subject to shareholder approval at the Company's Annual General Meeting which has yet to be determined, to date the shares have not been issued.

General and administrative expenses for the three months ended March 31, 2004 increased with the addition of management, staff and overhead needed to facilitate the Company's growth and ongoing product development. During the three months ended March 31, 2004, stock-based compensation of $44,500 was expensed as consulting fees representing the fair value of stock options granted and stock bonus plan shares awarded. Research and development increased with the ongoing development of new products as well as improving existing products. Currently there are several new products in various phases of testing.

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2004 the Company's operations used $107,716 in cash and purchased $5,546 worth of production equipment. The Company satisfied its operational requirements during the period through the sale of common stock for a total of $100,000 and advances from related parties of $38,243. The Company repaid a bank overdraft of $11,252 and paid $10,000 towards the convertible debenture.

The Company anticipates its capital needs during the twelve month period ended March 31, 2005 to be $600,000 for general and administrative expenses, including $75,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At March 31, 2004, the Company has a working capital deficiency of $325,484. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

The Company does not have any "off-balance sheet arrangements" (as such term defined in Item 303 of Regulations S-K).

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities.
-------------------------------

     During the three months ended March 31, 2004 the Company issued 12,000 shares of its common stock to employees and consultants under the Company's stock bonus plan, 115,000 shares of its common stock on exercise of options under the non qualified stock option plan. The issuance of these shares was registered by means of a registration statement on Form S-8. The Company issued a total of 135,000 shares in connection with private placements..


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

     14.1 Company Code of Ethics

     31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

     31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

     32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ending March 31, 2004.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 21, 2004

                                       LUNA TECHNOLOGIES INTERNATIONAL, INC.



                                       By:   /s/ Kimberly Landry
                                            ------------------------------------
                                                Kimberly Landry, President and
                                                Chief Executive Officer


                                             /s/ Brian Fiddler
                                            ------------------------------------
                                             Brian Fiddler, Chief Financial
                                             Officer