Form 10QSB
period 2004-06-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2004-08-16
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004
                                       or
[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                              YES [X]       NO [_]




As of August 13, 2004 the Company had 6,991,836 shares of common stock issued and outstanding.

Item 1. Financial Statements
----------------------------












                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                                   (Unaudited)


























CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                                 June 30,          December 31,
                                                                                   2004                2003
=================================================================================================================
                                                                               (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Accounts receivable                                                       $        23,209     $        49,127
   Prepaid expenses                                                                    5,906               3,960
   Inventory                                                                          90,945              88,247
-----------------------------------------------------------------------------------------------------------------

                                                                                     120,060             141,334

FURNITURE AND EQUIPMENT, net of depreciation of $76,145 (2003 - $70,340)              20,518              20,777
-----------------------------------------------------------------------------------------------------------------

                                                                             $       140,578     $       162,111
=================================================================================================================


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Bank overdraft                                                            $         8,600     $        11,252
   Accounts payable and accrued liabilities                                          288,915             229,738
   Current portion of convertible debenture (Note 4)                                  39,996              39,996
   Notes payable (Note 3)                                                             40,730              40,730
   Due to related parties (Note 3)                                                   168,099             167,506
-----------------------------------------------------------------------------------------------------------------

                                                                                     546,340             489,222
CONVERTIBLE DEBENTURE (Note 4)                                                        36,826              56,885
-----------------------------------------------------------------------------------------------------------------

                                                                                     583,166             546,107
-----------------------------------------------------------------------------------------------------------------

CONTINGENCIES (Note 1 and 6)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 5)
      Common stock, $0.0001 par value, 30,000,000 shares authorized
           6,989,836 (2003 - 6,727,836) shares issued and outstanding                    699                 673
      Convertible preferred stock, $0.0001 par value, 5,000,000 shares
           authorized NIL issued and outstanding                                           -                   -
   Additional paid-in capital                                                      1,483,477           1,342,003
   Warrants                                                                           94,000              74,000
   Deficit                                                                        (1,956,284)         (1,735,410)
   Accumulated other comprehensive income (loss)                                     (64,480)            (65,262)
-----------------------------------------------------------------------------------------------------------------

                                                                                    (442,588)           (383,996)
-----------------------------------------------------------------------------------------------------------------

                                                                             $       140,578     $       162,111
=================================================================================================================





              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                  ---------------------------------------------

                                   (Unaudited)

                                                             Three Months Ended                      Six Months Ended
                                                                  June 30,                               June 30,
                                                           2004               2003                2004               2003
===============================================================================================================================

SALES                                                $       100,421    $       117,252     $       231,661    $       197,961
COST OF SALES                                                 48,697             88,078             143,414            138,881
-------------------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                  51,724             29,174              88,247             59,080
OTHER INCOME                                                  16,000                  -             106,000             25,000
-------------------------------------------------------------------------------------------------------------------------------

                                                              67,724             29,174             194,247             84,080
-------------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Consulting                                                 18,688             86,333             105,766            137,476
   Depreciation                                                2,832              4,804               5,805              9,602
   Interest                                                    1,782              4,797               3,817              9,930
   Management fees                                            36,392             49,363              73,955             78,175
   Office and general                                         37,780             27,533              72,652             66,705
   Professional fees                                           7,178              9,757              32,804             16,704
   Rent                                                        8,342              6,970              15,981             13,169
   Research and development, net of recoveries                 8,348              1,811              30,896              4,951
   Wages and benefits                                         40,223             24,698              73,445             48,854
-------------------------------------------------------------------------------------------------------------------------------

                                                             161,565            216,066             415,121            385,566
-------------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                              $       (93,841)   $      (186,892)    $      (220,874)   $      (301,486)
===============================================================================================================================




BASIC NET LOSS PER SHARE                             $         (0.01)   $         (0.03)    $         (0.03)   $         (0.05)
===============================================================================================================================

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                     6,989,836          5,818,836           6,902,503          5,630,501
===============================================================================================================================

















              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                  --------------------------------------------

                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                                     2004                2003
===================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                      $      (220,874)    $      (301,486)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                         5,805               9,602
  - stock-based compensation                                                            42,500              98,200
  - accrued interest expense                                                               (61)              1,982
  - accounts receivable                                                                 25,918              (3,367)
  - inventory                                                                           (2,698)             (6,023)
  - prepaid expenses                                                                    (1,946)                614
  - accounts payable                                                                    76,177              (7,654)
-------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                  (75,179)           (208,132)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                   (5,546)                  -
-------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                   (5,546)                  -
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                       (2,652)             (2,339)
   Issuance of common shares and warrants                                              102,000             206,734
   Loan repayments                                                                           -              (4,500)
   Convertible debenture repayments                                                    (19,998)             56,667
   Advances from related parties                                                           593              (1,323)
-------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                                79,943             257,885
-------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                                            782             (48,499)
-------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                                  -               1,254

CASH, BEGINNING OF PERIOD                                                                    -                   -
-------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                            $             -     $         1,254
===================================================================================================================


Non-cash activities:

   Refer to Note5.









              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
================================================================================
                                   (Unaudited)


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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2004 the Company has a working capital deficiency of $426,280 (2003 - $347,888) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the period, 46% of the Company's total income was derived from two customers. One customer who also provided financing to the Company in connection with the Convertible Debenture as described in Note 4 accounted for 34%.

The Company anticipates meeting its working capital requirement for the next year through the sale of shares of common stock or through loans and advances from related parties as may be required.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
================================================================================
(Unaudited)


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

Fair Value of Financial Instruments
-----------------------------------
In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. Management has also determined that the fair value of the convertible debenture approximates its carrying value as at December 31, 2003 and June 30, 2004.

Net Loss per Common Share
-------------------------
Basic loss per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Share purchase warrants and stock options were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

Stock-based compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2002. No pro-forma disclosures have been provided as no stock options were granted to employees during the six months ended June 30, 2004 and 2003.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
================================================================================
(Unaudited)


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

During the period the Company had transactions with directors, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $81,970 (2003 - $28,083); management fees incurred by the Company
- $73,955 (2003 - $68,838);  and payments and reimbursements made by the Company
- $155,332 (2003 - $55,209) leaving $168,099 owing as at June 30, 2004 (December
31, 2003 - $167,506).

The Company and LTC have non-interest-bearing promissory notes totalling $40,730 to LTBC originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2005.

During 2003 LTC and the Company executed a guarantee of certain unpaid management fees owing to the CEO of LTC totalling $123,750 (CAN$165,000). In connection with this guarantee, the CEO was granted the right to convert any or all of the unpaid amount into restricted shares of the Company's common stock at a price of $0.30 per share. During 2003 the Company recorded a $41,000 non-cash interest expense representing the beneficial conversion feature embedded in this conversion option. This beneficial conversion feature was valued using the intrinsic value method. As at June 30, 2004 $141,630 (CAN$189,841) of management fees are owing of which $123,750 (CAN$ 165,000) have a conversion option into restricted common shares. Subsequently the Company paid CAN$20,000 towards these unpaid management fees.

Unless otherwise noted, all amounts due to related parties are unsecured, non-interest bearing and with no specific terms of repayment.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
================================================================================
(Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS (cont'd)
--------------------------------------------------------------------------------

Effective June 26, 2003 the Company entered into two agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc. ("Inject A Light"), a private Delaware corporation controlled by a director of the Company and the CEO of LTC who is also a relative of this director. This proprietary technology and these patent application rights were originally acquired by Inject A Light from the inventors being the director of the Company and the CEO of LTC. Under the terms of the agreements, the Company will pay consideration of a total of 1,250,000 restricted shares of the Company's common stock. The terms of this agreement are currently being renegotiated and to date the Company has not taken possession of the proprietary technology and the shares have not been issued.


NOTE 4 - CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the "Debenture"). The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum. The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005. Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. During the period the Company made principal and interest payments totalling $23,542 and as at June 30, 2004 a further $151 of interest has been accrued. This Debenture was issued to the Company's major customer as described in Note 1.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
================================================================================
(Unaudited)


NOTE 5 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

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

During the period the Company awarded 12,000 shares of common stock under the Stock Bonus Plan with a fair value of $6,000. As at June 30, 2004 988,000 shares remain available for awards under the Stock Bonus Plan.

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

As at June 30, 2004, 5,000 shares have been granted and no stock options were outstanding under the Incentive Stock Option Plan and 185,000 options were outstanding under the Non-Qualified Stock Option Plan, details are as follows; 20,000 shares of the Company's common stock at a price of $0.60, 20,000 shares of the Company's common stock at a price of $0.50, 20,000 shares of the Company's common stock at a price of $0.40, 105,000 shares of the Company's common stock at a price of $0.25, 20,000 shares of the Company's common stock at a price of $0.18.


NOTE 6 - CONTINGENCY
--------------------------------------------------------------------------------

During 2002 a creditor of the Company improperly seized inventory from the Company with a carrying value of $57,647 in an attempt to secure payment of certain refundable deposits and other accrued liabilities totalling $111,012. The Company has been unsuccessful in resolving this dispute. Management believes that the full carrying value of this inventory will ultimately be realized upon resolution of this dispute. As at June 30, 2004 the creditor is still in possession of the inventory and to date has not initiated any action in an attempt to receive payment of the refundable deposits and accrued liabilities. Accordingly, as at December 31, 2003 June 30, 2004 the net carrying amount of the inventory, refundable deposits and accrued liabilities under dispute has been recorded as accrued liabilities of $53,365.


NOTE 7 - SUSEQUENT EVENTS
--------------------------------------------------------------------------------

The Company completed a private placement of $250,000 at $0.20 per unit, each unit is comprised of one common share and one non-transferable share purchase warrant entitling the holder to purchase an additional common share for $0.30. The warrant exercise period is limited to one year.

Item 2. Management's Discussion and Analysis
--------------------------------------------

Results of Operations
---------------------

Sales during the six months ended June 30, 2004 sales increased 17% over the same period ended June 30, 2003 due to efforts by the Company to increase awareness of the Company's products in the marketplace. The Company's gross margin increased from 30% to 38% over the same period described mainly due to increased productivity and costs savings from the new in house printing facility.

During the six months ended June 30, 2004, the Company entered into contracts worth $106,000 from customers in connection with pricing agreements, as of June 30, 2004, the Company received $106,000 towards these contracts.

Effective June 26, 2003 the Company entered into two separate agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc., a private Delaware corporation controlled by a director of the Company and the CEO of LTC who is also a relative of this director. This proprietary technology and these patent application rights were originally acquired by Inject A Light from the inventors being the director of the Company and the CEO of LTC. Under the terms of the agreements, the Company will pay consideration of a total of 1,250,000 restricted shares of the Company's common stock. The terms of this agreement are currently being renegotiated and to date the Company has not taken possession of the proprietary technology and the shares have not been issued.

General and administrative expenses for the six months ended June 30, 2004 increased with the addition of management, staff and overhead needed to facilitate the Company's growth and ongoing product development. During the six months ended June 30, 2004, stock-based compensation of $42,500 was expensed as consulting fees representing the fair value of stock options granted and stock bonus plan shares awarded. Research and development increased with the ongoing development of new products as well as improving existing products. Currently there are several new products in various phases of testing.

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 2004 the Company's operations used $75,179 in cash and purchased $5,546 worth of production equipment. The Company satisfied its operational requirements during the period through the sale of common stock for a total of $102,000 and advances from related parties of $593. The Company repaid a bank overdraft of $2,652 and paid $19,998 towards the convertible debenture.

The Company anticipates its capital needs during the twelve month period ended June 30, 2005 to be $600,000 for general and administrative expenses, including $75,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At June 30, 2004, the Company has a working capital deficiency of $426,280. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

The Company does not have any "off-balance sheet arrangements" (as such term defined in Item 303 of Regulations S-K).


Item 3. Controls and Procedures
-------------------------------

Kimberly Landry, the Company's Chief Executive Officer and Brian Fiddler, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Ms. Landry and Mr. Fiddler there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------


Item 1. Legal Proceedings.
--------------------------

     None.


Item 2. Changes in Securities.
------------------------------

     During the six months ended June 30, 2004 the Company issued 12,000 shares of its common stock to a consultant under the Company's stock bonus plan, 115,000 shares of its common stock on exercise of options under the non qualified stock option plan. The issuance of these shares was registered by means of a registration statement on Form S-8. The Company issued a total of 135,000 shares in connection with private placements..


Item 3. Defaults Upon Senior Securities.
----------------------------------------

     None.


Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     None.


Item 5. Other Information.
--------------------------

     None.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ending June 30, 2004.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2004

                                     LUNA TECHNOLOGIES INTERNATIONAL, INC.
                                     -------------------------------------



                                     By:  /s/ Kimberly Landry
                                          --------------------------------------
                                          Kimberly Landry, President and Chief
                                          Executive Officer


                                          /s/ Brian Fiddler
                                          --------------------------------------
                                          Brian Fiddler, Chief Financial Officer