Form 10QSB
period 2004-09-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2004-11-22
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------


                    [X] Quarterly Report Pursuant to Section
                               13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2004
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-29991
                           ---------------------------


                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                91-1987288
------------------------                                  ----------------------
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

                              YES [X]       NO [ ]








As of November 19, 2004 the Company had 9,324,648 shares of common stock issued and outstanding.

Item 1.  Financial Statements
-----------------------------














                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                                   (Unaudited)


























CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                         September 30,        December 31,
                                                                              2004                2003
------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS
   Cash                                                                 $         7,539     $             -
   Accounts receivable                                                           98,922              49,127
   Prepaid expenses                                                               6,036               3,960
   Inventory                                                                     52,446              88,247
------------------------------------------------------------------------------------------------------------

                                                                                164,943             141,334

FURNITURE AND EQUIPMENT, net of depreciation of $78,655
   (2003 - $70,340)                                                              18,374              20,777
------------------------------------------------------------------------------------------------------------

                                                                        $       183,317     $       162,111
============================================================================================================


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
            ---------------------------------------------------------

CURRENT LIABILITIES
   Bank overdraft                                                       $             -     $        11,252
   Accounts payable and accrued liabilities                                     232,396             229,738
   Current portion of convertible debenture (Note 4)                             39,996              39,996
   Notes payable (Note 3)                                                        40,730              40,730
   Due to related parties (Note 3)                                               24,256             167,506
   Current portion of NOTES PAYABLE (Note 3)                                    101,969              40,730
------------------------------------------------------------------------------------------------------------

                                                                                398,617             489,222
CONVERTIBLE DEBENTURE (Note 4)                                                   26,808              56,885
NOTE PAYABLE (Note 3)                                                            96,527                   -
------------------------------------------------------------------------------------------------------------

                                                                                521,952             546,107
------------------------------------------------------------------------------------------------------------

CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 5)
      Common stock, $0.0001 par value, 30,000,000 shares authorized
         8,241,836 (2003 - 6,727,836) shares issued and outstanding                 824                 673
      Convertible preferred stock, $0.0001 par value,
         5,000,000 shares authorized NIL issued and outstanding                       -                   -
   Additional paid-in capital                                                 1,684,152           1,342,003
   Warrants                                                                     144,000              74,000
   Deficit                                                                   (2,086,856)         (1,735,410)
   Accumulated other comprehensive income (loss)                                (80,755)            (65,262)
------------------------------------------------------------------------------------------------------------

                                                                               (338,635)           (383,996)
------------------------------------------------------------------------------------------------------------

                                                                        $       183,317     $       162,111
============================================================================================================


              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           Three Months Ended                      Nine Months Ended
                                                              September 30,                          September 30,
                                                         2004               2003                2004               2003
-----------------------------------------------------------------------------------------------------------------------------

SALES                                              $       161,148    $        71,021     $       392,809    $       268,982
COST OF SALES                                               67,171             55,498             210,585            194,379
-----------------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                93,977             15,523             182,224             74,603
OTHER INCOME                                                14,000             75,000             120,000            100,000
-----------------------------------------------------------------------------------------------------------------------------

                                                           107,977             90,523             302,224            174,603
-----------------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Consulting                                               10,435            117,039             116,201            254,515
   Depreciation                                              2,510              4,928               8,315             14,530
   Interest                                                  1,649             45,690               5,466             55,620
   Management fees                                         144,266             29,912              70,311            108,087
   Office and general                                       24,437             36,440              97,089            103,145
   Professional fees                                        53,601              4,049              86,405             20,753
   Rent                                                      9,176              6,918              25,157             20,087
   Research and development, net of recoveries              21,564              1,977              52,460              6,928
   Wages and benefits                                      118,311             25,401             192,266             74,255
-----------------------------------------------------------------------------------------------------------------------------

                                                           238,549            272,354             653,670            657,920
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                            $      (130,572)   $      (181,831)    $      (351,446)   $      (483,317)
=============================================================================================================================




BASIC NET LOSS PER SHARE                           $         (0.02)   $         (0.03)    $         (0.05)   $         (0.08)
=============================================================================================================================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                    6,989,836          6,329,169           7,071,169          5,863,390
=============================================================================================================================

















              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                    Nine Months Ended September 30,
                                                         2004               2003
--------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                          $      (351,446)   $      (483,317)
  Adjustments to reconcile net loss to net cash
   from operating activities:
   - depreciation                                            8,315             14,530
   - stock-based compensation                               43,300            186,000
   - accrued interest expense                                  (80)             1,955
   - non-cash interest expense                                   -             41,000
   - accounts receivable                                   (49,795)           (17,811)
   - inventory                                              35,801            (36,855)
   - prepaid expenses                                       (2,076)            (7,558)
   - accounts payable                                       19,658            (15,429)
--------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                     (296,323)          (317,485)
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                      (5,912)            (2,887)
--------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                       (5,912)            (2,887)
--------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft (repayment)                              (11,252)             1,239
   Issuance of common shares and warrants                  352,000            366,584
   Loan repayments                                               -             (4,500)
   Convertible debenture advances (repayments)             (29,997)            46,668
   Advances (to) from related parties                       45,316            (39,028)
   Payment on notes payable                                (30,800)                 -
--------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                   325,267            370,963
--------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                            (15,493)           (50,591)
--------------------------------------------------------------------------------------

INCREASE IN CASH                                             7,539                  -

CASH, BEGINNING OF PERIOD                                        -                  -
--------------------------------------------------------------------------------------

CASH, END OF PERIOD                                $         7,539    $             -
======================================================================================


Non-cash activities:
--------------------

Refer to Note5.








              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
     ----------------------------------------------------------------------
                                   (Unaudited)


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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2004 the Company has a working capital deficiency of $233,674 (2003 - $347,888) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the period, 63% of the Company's total sales were derived from two customers, one customer who also provided financing to the Company in connection with the Convertible Debenture as described in Note 4 accounted for 45%.

The Company anticipates meeting its working capital requirement for the next year through the sale of shares of common stock or through loans and advances from related parties as may be required.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
------------------------------------------
(Unaudited)


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

Fair Value of Financial Instruments
-----------------------------------
In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. Management has also determined that the fair value of the convertible debenture approximates its carrying value as at December 31, 2003 and September 30, 2004.

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

Stock-based compensation
------------------------
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2002 and the required disclosures have been made below.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
------------------------------------------
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

                                                                  Nine months ended September 30,
                                                                      2004               2003
                                                                ------------------------------------

Net income (loss) for the period                As reported     $      (351,446)   $      (483,317)
SFAS 123 compensation expense                   Pro-forma               (34,450)                 -
                                                                ------------------------------------

Net income (loss) for the period                Pro-forma       $      (385,896)   $      (483,317)
                                                                ====================================

Pro-forma basic net income (loss) per share     Pro-forma       $         (0.05)   $         (0.08)
                                                                ====================================

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


NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company pays to its CEO, President and Chief Financial Officer, CDN$7,500, CDN$5,000 and CDN$4,000 per month respectively. These obligations are on a month by month basis.

During  2003  LTC and  the  Company  executed  a  guarantee  of  certain  unpaid management fees owing to the CEO of LTC (Doug Sinclair) totalling $123,750 (CDN$165,000). In connection with this guarantee, the CEO was granted the right to convert any or all of the unpaid amount into restricted shares of the Company's common stock at a price of $0.30 per share. During 2003 the Company recorded a $41,000 non-cash interest expense representing the beneficial conversion feature embedded in this conversion option. This beneficial conversion feature was valued using the intrinsic value method. Effective August 31, 2004, the CEO of LTC resigned and entered into an agreement with the Company for the payment of these guaranteed amounts. Effective August 3, 2004, the Company has guaranteed, by a non interest bearing promissory note, outstanding management fees due to the former CEO of LTC totalling CAN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$ 20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January 15, 2006, CDN$40,000 on June 15, 2006
and CDN$52,000 on January 15, 2007. In addition, the Company has agreed to a severance payment of $43,200 to be paid in twelve equal monthly instalments of CDN$3,600. To September 30, 2004 CDN$$30,800 has been paid in connection with the above agreements leaving CDN$199,400 (US$157,766) owing which has been reclassified to notes payable.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
------------------------------------------
(Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS (cont'd)
--------------------------------------------------------------------------------

During the period the Company had transactions with directors, officers, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $85,920 (2003 - $32,481); management fees incurred by the Company - $144,266 (2003 - $108,087); and payments and reimbursements made by the Company - $192,141 (2003 - $146,016). In addition, amounts owing to the former CEO of LTC totalling $181,295 were reclassified during the period to Due to former related party leaving $24,256 owing as at September 30, 2004 (December 31, 2003 - $167,506).

The Company and LTC have non-interest-bearing promissory notes totalling $40,730 to LTBC originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2005.

Unless otherwise noted, all amounts due to related parties are unsecured, non-interest bearing and with no specific terms of repayment.

Effective June 26, 2003 the Company entered into two agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc. ("Inject A Light"), a private Delaware corporation controlled by a director of the Company and the former CEO of LTC. This proprietary technology and these patent application rights were originally acquired by Inject A Light from the inventors being the director of the Company and the former CEO of LTC. Under the terms of the agreements, the Company was required to pay consideration of a total of 1,250,000 restricted shares of the Company's common stock. To date the Company has not taken possession of the proprietary technology and the shares have not been issued and the parties are currently re-evaluating the terms and ultimate completion of this potential acquisition.


NOTE 4 - CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the "Debenture"). The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum. The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005. Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. During the period the Company made principal and interest payments totalling $35,018 and as at September 30, 2004 a further $132 of interest has been accrued. This Debenture was issued to the Company's major customer as described in Note 1.

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

During the period the Company issued 1,250,000 units at a price of $0.20 per unit for proceeds of $250,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.30 per share until September 3, 2006. The estimated fair value of the warrants of $50,000 has been recorded as a separate component of stockholders' equity.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
------------------------------------------
(Unaudited)


NOTE 5 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

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

During the period the Company issued 12,000 shares of common stock under the Company's stock bonus plan at $0.50 per share in settlement of $6,000 of accounts payable and awarded a further 2000 shares under the Stock Bonus Plan with a fair value of $800. As at September 30, 2004 786,000 shares remain available for awards under the Stock Bonus Plan.

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

During the period the Company granted a total of 659,200 options to the Company's new president at exercise prices ranging from $0.35 per share to $0.75 per share, exercisable for a term of three years. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 102% resulting in a pro forma expense of $142,200 to be disclosed in Note 2 upon vesting of the options. Of these options, 59,200 vest immediately and the remaining 600,000 vest at a rate of 50,000 per month for a period of one year. During the period ended September 30, 2004 $34,450 on the expense has been disclosed and the remaining $107,750 will be disclosed upon vesting of the options.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
------------------------------------------
(Unaudited)


NOTE 5 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

As at September 30, 2004, 5,000 shares have been granted and no stock options were outstanding under the Incentive Stock Option Plan and 844,200 options were outstanding under the Non-Qualified Stock Option Plan, details are as follows; 20,000 shares of the Company's common stock at a price of $0.18, 105,000 shares of the Company's common stock at a price of $0.25, 452,800 shares of the Company's common stock at a price of $0.35, 20,000 shares of the Company's common stock at a price of $0.40, 220,000 shares of the Company's common stock at a price of $0.50, 20,000 shares of the Company's common stock at a price of $0.60 and 6,400 shares of the Company's common stock at a price of $0.18.


NOTE 6 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to September 30, 2004, the Company issued 543,812 common shares under the Stock Bonus Plan and 539,000 common shares under the Non-Qualified Stock Option Plan ranging in prices from $0.04 - $0.10 per share.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations
---------------------

Sales during the nine months ended September 30, 2004 sales increased 127% over the same period ended September 30, 2003 due to efforts by the Company to increase awareness of the Company's products in the marketplace. The Company's gross margin increased from 22% to 58% over the same period described mainly due to increased productivity and costs savings from the new in house printing facility.

During the nine months ended September 30, 2004, the Company entered into contracts worth $120,000 from customers in connection with pricing agreements, as of September 30, 2004, the Company received $120,000 towards these contracts.

Effective June 26, 2003 the Company entered into two agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc. ("Inject A Light"), a private Delaware corporation controlled by a director of the Company and the former CEO of LTC who is also a relative of this director. This proprietary technology and these patent application rights were originally acquired by Inject A Light from the inventors being the director of the Company and the former CEO of LTC. Under the terms of the agreements, the Company was required to pay consideration of a total of 1,250,000 restricted shares of the Company's common stock. To date the Company has not taken possession of the proprietary technology and the shares have not been issued and the parties are currently re-evaluating the terms and ultimate completion of this potential acquisition.

General and administrative expenses for the nine months ended September 30, 2004 increased with the addition of management, staff and overhead needed to facilitate the Company's growth and ongoing product development. During the nine months ended September 30, 2004, stock-based compensation of $43,300 was expensed as consulting fees representing the fair value of stock options granted and stock bonus plan shares awarded. Research and development increased with the ongoing development of new products as well as improving existing products.

Mr. Doug Sinclair resigned his position as CEO of Luna Technologies International Inc. on July 31, 2004. Ms Kimberly Landry who has been President will take over the CEO position of Luna Technologies International Inc. Ms.
Landry  will  also  continue  her  roles  as  Chairman  of  the  Board  of  Luna
Technologies International Inc. and its subsidiary Luna Technologies (Canada) Ltd. Mr. Scott Bullis joined the Company on July 26, 2004 in the role of
President of Luna Technologies International Inc. and its subsidiary Luna Technologies (Canada) Ltd.

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2004 the Company's operations used $296,323 in cash and purchased $5,912 worth of production equipment. The Company satisfied its operational requirements during the period through the sale of common stock for a total of $352,000 and advances from related parties of $14,516. The Company repaid a bank overdraft of $11,252 and paid $29,997 towards the convertible debenture.

The Company anticipates its capital needs during the twelve month period ended September 30, 2005 to be $600,000 for general and administrative expenses, including $75,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At September 30, 2004, the Company has a working capital deficiency of $233,674. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

The Company does not have any "off-balance sheet arrangements" (as such term defined in Item 303 of Regulations S-K).

Item 3.  Controls and Procedures
--------------------------------

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


Item 1.  Legal Proceedings.
---------------------------

     None.


Item 2.  Changes in Securities.
-------------------------------

     During the nine months ended September 30, 2004 the Company issued 14,000 shares of its common stock to a consultant under the Company's stock bonus plan, 115,000 shares of its common stock on exercise of options under the non qualified stock option plan. The issuance of these shares was registered by means of a registration statement on Form S-8. The Company issued a total of 1,385,000 shares in connection with private placements..


Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.


Item 5.  Other Information.
---------------------------

     None.


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

(b)  Reports on Form 8-K

     Report on Form 8K. Item 5.02 Departure of Directors or Principal Officers; election of Directors; appointment of Principal Officer dated September 10, 2004.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 2004

                                   LUNA TECHNOLOGIES INTERNATIONAL, INC.
                                   -------------------------------------



                                   By:  /s/ Kimberly Landry
                                        ----------------------------------------
                                        Kimberly Landry, Chief Executive Officer


                                        /s/ Brian Fiddler
                                        ----------------------------------------
                                        Brian Fiddler, Chief Financial Officer