Form 10QSB/A
period 2004-09-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2005-02-04
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB
                                   Amendment 1
                                   -----------



           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2004
                                       or
            [ ] Transition Report Pursuant to Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                           Commission file No. 0-29991


                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       91-1987288
        --------                                       ----------
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

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,        December 31,
                                                                                            2004                2003
==========================================================================================================================
                                                                                        (Unaudited)

                                     ASSETS
CURRENT ASSETS
   Cash                                                                               $         7,539     $             -
   Accounts receivable                                                                         98,922              49,127
   Prepaid expenses                                                                             6,036               3,960
   Inventory                                                                                   52,446              88,247
--------------------------------------------------------------------------------------------------------------------------

                                                                                              164,943             141,334

FURNITURE AND EQUIPMENT, net of depreciation of $78,655 (2003 - $70,340)                       18,374              20,777
--------------------------------------------------------------------------------------------------------------------------

                                                                                      $       183,317     $       162,111
==========================================================================================================================


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)


CURRENT LIABILITIES
   Bank overdraft                                                                     $             -     $        11,252
   Accounts payable and accrued liabilities                                                   232,396             229,738
   Current portion of convertible debenture (Note 4)                                           39,996              39,996
   Notes payable (Note 3)                                                                      40,730              40,730
   Due to related parties (Note 3)                                                             24,256             167,506
   Current portion of notes payable (Note 3)                                                   61,239                   -
--------------------------------------------------------------------------------------------------------------------------

                                                                                              398,617             489,222
CONVERTIBLE DEBENTURE (Note 4)                                                                 26,808              56,885
NOTES PAYABLE (Note 3)                                                                         96,527                   -
--------------------------------------------------------------------------------------------------------------------------


                                                                                              521,952             546,107
--------------------------------------------------------------------------------------------------------------------------


CONTINGENCY (Note 1)


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 5)
      Common stock, $0.0001 par value, 30,000,000 shares authorized
           8,241,836 (2003 - 6,727,836) shares issued and outstanding                             824                 673
      Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized
           NIL issued and outstanding                                                               -                   -
   Additional paid-in capital                                                               1,684,152           1,342,003
   Warrants                                                                                   144,000              74,000
   Deficit                                                                                 (2,086,856)         (1,735,410)
    Accumulated other comprehensive income (loss)                                             (80,755)            (65,262)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             (338,635)           (383,996)
--------------------------------------------------------------------------------------------------------------------------

                                                                                      $       183,317     $       162,111
==========================================================================================================================




              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                      September 30,
                                                     -------------------------------    -------------------------------
                                                          2004             2003              2004             2003
=======================================================================================================================

SALES                                                $     161,148    $      71,021     $     392,809    $     268,982
COST OF SALES                                               67,171           55,498           210,585          194,379
-----------------------------------------------------------------------------------------------------------------------

GROSS MARGIN                                                93,977           15,523           182,224           74,603
OTHER INCOME                                                14,000           75,000           120,000          100,000
-----------------------------------------------------------------------------------------------------------------------

                                                           107,977           90,523           302,224          174,603
-----------------------------------------------------------------------------------------------------------------------


GENERAL AND ADMINISTRATIVE EXPENSES
   Consulting                                               10,435          117,039           116,201          254,515
   Depreciation                                              2,510            4,928             8,315           14,530
   Interest                                                  1,649           45,690             5,466           55,620
   Management fees                                          72,272           29,912           146,227          108,087
   Office and general                                       24,437           36,440            97,089          103,145
   Professional fees                                        53,601            4,049            86,405           20,753
   Rent                                                      9,176            6,918            25,157           20,087
   Research and development, net of recoveries              21,564            1,977            52,460            6,928
   Wages and benefits                                       42,905           25,401           116,350           74,255
-----------------------------------------------------------------------------------------------------------------------


                                                           238,549          272,354           653,670          657,920
-----------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                              $    (130,572)   $    (181,831)    $    (351,446)   $    (483,317)
=======================================================================================================================



BASIC NET LOSS PER SHARE                             $       (0.02)   $       (0.03)    $       (0.05)   $       (0.08)
=======================================================================================================================

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                   6,989,836        6,329,169         7,071,169        5,863,390
=======================================================================================================================

















              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                      2004                2003
====================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                                      $      (351,446)    $      (483,317)
   Adjustments to reconcile net loss to net cash from operating activities:
   - depreciation                                                                         8,315              14,530
   - stock-based compensation                                                            43,300             186,000
   - accrued interest expense                                                               (80)              1,955
   - non-cash interest expense                                                                -              41,000
   - accounts receivable                                                                (49,795)            (17,811)
   - inventory                                                                           35,801             (36,855)
   - prepaid expenses                                                                    (2,076)             (7,558)
   - accounts payable                                                                    19,658             (15,429)
--------------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                  (296,323)           (317,485)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                                                   (5,912)             (2,887)
--------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                    (5,912)             (2,887)
--------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft (repayment)                                                           (11,252)              1,239
   Issuance of common shares and warrants                                               352,000             366,584
   Loan repayments                                                                            -              (4,500)
   Convertible debenture advances (repayments)                                          (29,997)             46,668
   Advances (to) from related parties                                                    45,316             (39,028)
   Payment on notes payable                                                             (30,800)                  -
--------------------------------------------------------------------------------------------------------------------


NET CASH FLOWS FROM FINANCING ACTIVITIES                                                325,267             370,963
--------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                                         (15,493)            (50,591)
--------------------------------------------------------------------------------------------------------------------


INCREASE IN CASH                                                                          7,539                   -


CASH, BEGINNING OF PERIOD                                                                     -                   -
--------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                             $         7,539     $             -
====================================================================================================================


Non-cash activities:

     Refer to Note5.







              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
================================================================================
                                   (Unaudited)


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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================
(Unaudited)


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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

                                                                Nine months ended September 30,
                                                                     2004             2003
                                                                -------------------------------

Net income (loss) for the period                As reported     $    (351,446)   $    (483,317)
SFAS 123 compensation expense                   Pro-forma             (34,450)               -
                                                                ------------------------------

Net income (loss) for the period                Pro-forma       $    (385,896)   $    (483,317)
                                                                ==============================

Pro-forma basic net income (loss) per share     Pro-forma       $       (0.05)   $       (0.08)
                                                                ==============================

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


NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company pays to its CEO, President and Chief Financial Officer, CDN$7,500, CDN$7,500 and CDN$4,000 per month respectively. These obligations are on a month by month basis.


During  2003  LTC and  the  Company  executed  a  guarantee  of  certain  unpaid management fees owing to the CEO of LTC (Doug Sinclair) totalling $123,750 (CDN$165,000). In connection with this guarantee, the CEO was granted the right to convert any or all of the unpaid amount into restricted shares of the Company's common stock at a price of $0.30 per share. During 2003 the Company recorded a $41,000 non-cash interest expense representing the beneficial conversion feature embedded in this conversion option. This beneficial conversion feature was valued using the intrinsic value method. Effective August 31, 2004, the CEO of LTC resigned and entered into an agreement with the Company for the payment of these guaranteed amounts. Effective August 3, 2004, the Company has guaranteed, by a non interest bearing promissory note, outstanding management fees due to the former CEO of LTC totalling CDN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$ 20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January 15, 2006, CDN$40,000 on June 15, 2006
and CDN$52,000 on January 15, 2007. In addition, the Company has agreed to a severance payment of $43,200 to be paid in twelve equal monthly instalments of CDN$3,600. To September 30, 2004 CDN$$30,800 has been paid in connection with the above agreements leaving CDN$199,400 (US$157,766) owing which has been reclassified to due to notes payable.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================
(Unaudited)


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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================
(Unaudited)


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


During the period the Company granted a total of 659,200 options to the Company's new president at exercise prices ranging from $0.35 per share to $0.75 per share, exercisable for a term of three years. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 102% resulting in a pro forma expense of $142,200 to be disclosed in Note 2 upon vesting of the options. Of these options, 59,200 vest immediately and the remaining 600,000 vest at a rate of 16,667 per month for a period of three years. During the period ended September 30, 2004 $34,450 on the expense has been disclosed and the remaining $107,750 will be disclosed upon vesting of the options.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
================================================================================
(Unaudited)


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


NOTE 6 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to September 30, 2004, the Company issued 543,812 common shares under the Stock Bonus Plan and 539,000 common shares under the Non-Qualified Stock Option Plan ranging in prices from $0.04 - $0.10.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations
---------------------


Sales during the three months ended September 30, 2004 sales increased 127% over the same period ended September 30, 2003 due to efforts by the Company to increase awareness of the Company's products in the marketplace. The Company's gross margin increased from 22% to 58% over the same period described mainly due to increased productivity and costs savings from the new in house printing facility.


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

Liquidity and Capital Resources
-------------------------------


During the nine months ended September 30, 2004 the Company's operations used $296,323 in cash and purchased $5,912 worth of production equipment. The Company satisfied its operational requirements during the period through the sale of common stock for a total of $352,000 and advances from related parties of $45,316. The Company repaid a bank overdraft of $11,252 and paid $29,997 towards the convertible debenture.


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


Dated:  February 4, 2005



                                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
                                      -------------------------------------



                                      By:   /s/ Kimberly Landry
                                           -------------------------------------
                                            Kimberly Landry, Chief Executive
                                            Officer


                                            /s/ Brian Fiddler
                                           -------------------------------------
                                            Brian Fiddler, Chief Financial
                                            Officer