Form 10KSB
period 2004-12-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2005-04-19
CIK 1085217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-25474

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
           ----------------- ---------------------------------------
                 (Name of Small Business Issuer in its charter)

                Delaware                                     91-1987288
         ------------------------                      ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)
       61A Fawcett Road
       Coquitlam, British Columbia, Canada                    V3K 6V2
     -------------------------------------                   ---------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $657,165.

The aggregate market value of the voting stock held by non-affiliates of the Company as of April 15, 2005 was approximately $1,392,044.

As of April 15, 2005 the Company had 10,009,648 issued and outstanding shares of common stock.

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

      From the date of its incorporation and through December 31, 2004 the Company had cumulative losses of $(2,406,065). There can be no assurance that the Company will ever earn any profits.

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

      During the year ended December 31, 2004 one customer accounted for 43% of the Company's gross revenues. The Company is of the opinion that the loss of this customer would not have a material adverse effect on the Company.

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

      The Company markets its products through its officers and through independent sales representatives. As of April 15, 2005 the Company had independent sales representatives marketing Lunaplast in North America, Latin America, Korea and Australia.

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

      Although there are several manufacturers and distributors of photoluminescent products the Company believes it has a significant advantage over its competitors as a result of its proprietary manufacturing processes and cost effective approach to the production of Strontium Aluminate-based HPPL materials in commercial quantities. The Company also plans to be competitive in the HPPL industry by developing advanced Strontium Aluminate materials, enhancing formulation and focusing on higher volumes with a resultant lower cost of production. During the twelve-month period ending December 31, 2005 the Company plans to spend approximately $100,000 on research relating to the development of advanced strontium aluminate PL materials.

Office Space

      The Company rents on a month to month basis approximately 4,800 square feet of executive office space at 61A and 16.B Fawcett Road, Coquitlam, British Columbia at a monthly rental of CDN$3,490.

Employees

      As of April 15, 2005 the Company had ten full-time employees. See Item 9 of this report. As of April 15, 2005 the Company did not have any part time employees. Contingent upon the Company raising sufficient capital, the Company plans to hire additional employees as may be required by the level of the Company's operations.

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

      Quarter Ending                      High          Low

        3/31/02                           $0.71         $0.41
        6/30/02                           $1.10         $0.75
        9/30/02                           $0.87         $0.35
       12/31/02                           $0.48         $0.25

        3/31/03                           $0.51         $0.30
        6/30/03                           $0.55         $0.40
        9/30/03                           $0.76         $0.35
       12/31/03                           $0.76         $0.55

        3/31/04                           $1.15         $0.43
        6/30/04                           $1.00         $0.25
        9/30/04                           $0.40         $0.19
       12/31/04                           $0.40         $0.19


      As of April 15, 2005 there were 94 record owners of the Company's common stock.

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

During the year ended December 31, 2004 the Company:

1. Sold 100,000 units to one private investor at a price of $0.65 per unit. Each unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a price of $1.00 per share until February 26, 2006.

2. Sold 35,000 units to one private investor at a price of $1.00 per unit. Each unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 31, 2006.

3. Sold 1,250,000 units to one private investor at a price of $0.20 per unit. Each unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a price of $0.30 per share until September 3, 2006.

4. Issued 954,000 shares of its common stock upon the exercise of options granted in accordance with the Company's Non-Qualified Stock Option Plan.

5. Issued 597,812 shares of its common stock in accordance with the Company's Stock Bonus Plan.

      The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of shares referred to in subparts 1 through 3.

      The shares referred to in subparts 4 and 5 were registered by means of a registration statement on Form S-8.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

      Sales during the year ended December 31, 2004 were $537,165, an increase of $155,444 or 41% from the previous year. Gross margin increased 11% to 50% over the same period in 2003 due to the Company's improvement in productivity and cost controls. Two customers amounted to 84% of total sales in 2003 and 60% of total sales during 2004.

      During the year ended December 31, 2004 the Company received payments totaling $120,000 from customers in connection with pricing agreements.

      General and administrative expenses for the year ended December 31, 2004 increased with the addition of management, staff and overhead needed to facilitate the Company's growth and ongoing product development. During the year ended December 31, 2004, stock-based compensation of $154,600 was expensed as consulting fees representing the fair value of stock options granted and $124,868 was expensed as consulting fees representing the fair value of 597,812 common shares issued pursuant to the Company's stock bonus plan.

      During the year ended December 31, 2004, the Company's operations used $314,683 in cash and the Company purchased $5,912 of equipment. During this period the Company satisfied its cash requirements through sales of common stock in private placements of $357,000 and advances from related parties of $49,509. The Company made $39,996 in convertible debenture repayments, $8,338 in notes payable repayments and decreased the bank overdraft by $11,068.

      Between December 2002 and January 2003 the Company borrowed $120,000 from a third party. Loan proceeds of $60,000 were received in December 2002 and the remaining $60,000 was received in January 2003. The loan is secured by all of the Company's assets and bears interest at a rate of 8% per year. The loan is to be repaid in 30 monthly principal payments of $3,333, commencing June 21, 2003, with a final principal payment of $20,010 due on December 21, 2005. Interest on the outstanding principal balance is payable monthly commencing June 21, 2003. The unpaid balance of the loan and interest may be converted at any time into restricted shares of the Company's common stock at a price of $1.20 per share during 2005.

      The Company anticipates that its capital needs during the year ending December 31, 2005 will be as follows:

      $600,000 for corporate expenses, $100,000 for research relating to the development of advanced strontium aluminate PL materials, $360,000 for current liabilities and $56,797 for convertible debenture payments.

      The Company does not have any available credit, bank financing or other external sources of liquidity. Due to the operating losses of the Company during the Company's initial year of operations, the Company's operations have not been a source of liquidity. At December 31, 2004 the Company had a working capital deficiency of approximately $254,000. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and on future profitable operations. To that end the Company is seeking financing to expand its operations and for working capital purposes. There can be no assurance that the Company will be successful in obtaining additional funding.

Critical Accounting Policies And Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described in the notes to the consolidated financial statements for the fiscal year ended December 31, 2004 which are included as part of this report.

ITEM 7.     FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

ITEM 8A.    CONTROLS AND PROCEDURES

      Kim Landry, the Company's Chief Executive and Principal Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and in her opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to her by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Ms. Landry there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the present management of the Company:

   Name               Age  Position with Company

   Scott Bullis       42   President
   Kimberly Landry    39   Chief Executive Officer, Principal Financial
                           Officer, Chief Accounting Officer, Secretary
                           and a Director
   Robert H. Humber   60   Director


     Kimberly Landry was the Company's President between September 1, 2001 and August 31, 2004. On August 31, 2004 Ms. Landry resigned as the Company President and was appointed the Company's Chief Executive Officer. Ms. Landry was appointed the Company's Principal Financial and Chief Accounting Officer on April 5, 2005. Ms. Landry has been the Secretary of the Company, as well as a director since April 1999. Since December 1994 Ms. Landry has also been an officer and director of LTI.

      Scott Bullis has the Company Presidents since August 31, 2004. Between September 2000 and October 2003 Mr. Bullis was the Chief Executive Officer of One5 Corporation, a business which provided technology to wireless telecommunications companies. Between June 1999 and June 2000 Mr. Bullis was Vice President of Marketing for iEngineer.com, Inc.

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

      The Company does not have a compensation committee. The Company's Board of Directors serves as the Company's Audit Committee. None of the Company's directors qualifies as a financial expert.

      The Company has adopted a Code of Ethics which is applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on the Company's website located at www.lunaplast.com.

Management Changes

      Effective August 31, 2004:

          o Douglas Sinclair resigned as an officer of the Company and as an officer of the Company's subsidiaries.
          o To satisfy amounts owed by the Company to Mr. Sinclair for management fees the Company agreed to pay Mr. Sinclair CDN$187,000 in a series of installments with the last installment due January 15, 2007.
          o Mr. Sinclair agreed to maintain the confidential nature of the Company's trade secrets and proprietary technology.
          o Mr. Sinclair agreed that he would not compete with the Company until July, 2006.
          o    Kimberly  Landry was  appointed  the  Company's  Chief  Executive
               Officer.
          o    Scott Bullis was appointed the Company's President.

      Brian Fiddler resigned as the Company's Principal Financial and Accounting Officer, and as a director of the Company on April 4, 2005. On that same date, Ms. Landry was appointed the Company's Principal Financial and Chief Accounting Officer.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by the Company's executive officers during the fiscal years ended December 31, 2002, 2003, and 2004.

                           Annual Compensation         Long Term Compensation
                      -------------------------------  ----------------------
                                                Other    Re-
                                               Annual  stricted
Name and                                       Compen-  Stock     Options
Principal             Fiscal Salary   Bonus    sation   Awards    Granted
Position               Year    (1)      (2)      (3)     (4)        (5)
---------             ------ -------  -------  ------  --------   --------

Kimberly Landry,       2004  $55,705                    $46,750    500,000
President between      2003  $45,120     --       --         --         --
September 1, 2001      2002  $20,000     --       --         --         --
and August 31, 2004,
and Chief Executive
Officer since August
31, 2004

Scott Bullis,          2004  $22,016     --       --         --    659,200
President since
August 31, 2004

(1) The dollar value of base salary (cash and non-cash) received. (2) The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of December 31, 2004.

      Name                          Shares                  Value
      ----                          ------                  ------

      Kimberly Landry            2,025,000                $790,000
      Scott Bullis                      --                      --

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

      The Company's Canadian subsidiary had an employment agreement with Kimberly Landry whereby the subsidiary has agreed to pay Ms. Landry a salary of CDN$7,500 per month.

      Mr. Bullis has an Employment Agreement with the Company which provides that the Company will pay Mr. Bullis CDN$7,500 per month. The monthly salary payable to Mr. Bullis will be renegotiated at the request of either Mr. Bullis or the Company during the term of the Employment Agreement. In the event that the Company and Mr. Bullis cannot agree on any increase in salary, the monthly salary payable to Mr. Bullis will be increased on an annual basis by the greater of (i) 15% or (ii) the percentage which is the average percentage increase of all compensation paid to the Company's officers during the previous twelve months. The Employment Agreement with Mr. Bullis may be terminated by either the Company or Mr. Bullis on thirty days notice.

      In addition to his compensation Mr. Bullis was granted options in accordance with the following terms:

           Shares Issuable Upon        Option Exercise       Expiration
            Exercise of Option            Price (1)              Date

                52,800                    US  $0.35         August 26, 2007
                 6,400                    US  $0.75         August 26, 2007
               400,000 (1)                US  $0.35         August 26, 2007
               200,000 (1)                US  $0.50         August 26, 2007

(1) Options will vest in equal monthly portions over a period of twenty-four months beginning on July 26, 2004.

      Mr. Bullis is also entitled to participate in any medical or other benefit plans that are offered to the Company's employees generally.

      The Company's Board of Directors may increase the compensation paid to the Company's officers depending upon the results of the Company's future operations.

Long Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

      None.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

      Except as provided in the Company's employment agreements with its executive officers, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors
-------------------------

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

      Other Arrangements. During the year ended December 31, 2004, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Stock Option and Bonus Plans
----------------------------

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

Summary.

      The following tables present certain information as of April 15, 2005 concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's common stock.

                                       Total       Shares                     Remaining
                                       Shares    Reserved for               Shares Options/
                                      Reserved   Outstanding    Issued As       Shares
Name of Plan                         Under Plan    Options     Stock Bonus    Under Plan
------------                         ----------  ------------  -----------  ---------------

Incentive Stock Option Plan            750,000            --         N/A        445,000
Non-Qualified Stock Option Plan      4,000,000 (1)   770,200         N/A      2,193,130
Stock Bonus Plan                     1,250,000 (1)       N/A     777,812        472,188


(1) Reflects amendment to Plan in February 2005 which increased number of shares issuable upon exercise of options granted pursuant to the Plan.

      The persons listed below have received options or shares of the Company's common stock as a stock bonus:

Incentive Stock Options
                        Shares                      Expiration  Options Expired/
                        Subject   Exercise  Date of   Date of   Exercised as of
Option Holder          To Option   Price     Grant    Option     April 15, 2005
-------------          ---------  --------  ------- ----------  ----------------

Employee               5,000      $0.50  03/04/03      03/04/04       5,000
Consultant           300,000      $0.23   10/7/04      10/7/06      300,000
                     -------
                     305,000

Non-Qualified Stock Options

                        Shares                      Expiration  Options Expired/
                        Subject   Exercise  Date of   Date of   Exercised as of
Option Holder          To Option   Price     Grant    Option     April 15, 2005
-------------          ---------  --------  ------- ----------  ----------------

Brian Fiddler          40,000     $0.10   08/15/03    08/30/08          40,000
Brian Fiddler          40,000     $0.18   08/15/03    08/30/08          20,000
Brian Fiddler          20,000     $0.50   08/15/03    08/30/08
Brian Fiddler          20,000     $0.25   08/15/03    08/30/08
Brian Fiddler          20,000     $0.40   08/15/03    08/30/08
Brian Fiddler          20,000     $0.60   08/15/03    08/30/08
Scott Bullis           52,800     $0.35   07/26/04    08/26/07
Scott Bullis            6,400     $0.75   07/26/04    08/26/07
Scott Bullis          400,000     $0.35   07/26/04    08/26/07
Scott Bullis          200,000     $0.50   07/26/04    08/26/07
Kimberly Landry       359,000     $0.04   10/06/04    11/04/04         359,000
KimberlyLandry        130,000     $0.04   10/06/04    11/18/04         130,000
Kimberly Landry        11,000     $0.04   10/06/04    10/06/14
Other employees and
    consultants       572,670    $0.05/$0.50     *           *         572,670
                   ----------                                       ----------
                    1,891,870                                        1,121,670
                    =========                                        =========

*     Various dates

Stock Bonuses
                                     Shares Issued
Name                                 as Stock Bonus        Date Issued
----                                 --------------        -----------

Brian Fiddler                             18,000              8/15/03
Kimberly Landry                          205,000             10/04/04
Brian Fiddler                             30,000             10/04/04
Robert Humber                            100,000             10/04/04
Douglas Sinclair                         175,000             10/04/04
Kimberly Landry                           20,000             12/31/04
Brian Fiddler                             20,000             12/31/04
Kimberly Landry                           10,000             01/25/05
Brian Fiddler                             10,000             01/25/05
Other employees and consultants          189,812          Various dates
                                        --------
                                         777,812
                                        ========

                 Options Granted and Exercised During Year Ended
                  December 31, 2004 and Year-End Option Values

      The tables below present information concerning the options granted and exercised during the year ended December 31, 2004 to the persons named below and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons. The options shown below were all Non-Qualified Stock Options.

                                    % of Total
                                     Options
                                    Granted to    Exercise
                       Options     Employees in   Price Per    Expiration
 Name                Granted (#)    Fiscal Year     Share         Date
------               -----------   ------------   ------------ ------------

Kimberly Landry       489,000          42%          $0.04       11/04
Kimberly Landry        11,000           1%          $0.04       10/14
Scott Bullis          659,000          57%        Various        8/07
Brian Fiddler (5)          --          --              --          --
Robert H. Humber           --          --              --          --

                                                              Value (in $) of
                                                                 Unexercised
                                                Number of       In-the-Money
                                               Unexercised   Options at Fiscal
                         Shares                Options (3)      Year-End (4)
                     Acquired On    Value      Exercisable/     Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable   Unexercisable
----                 ------------ ------------ -------------   ---------------

Kimberly Landry      489,000     $148,990       11,000/--       $ 4,290/--
Scott Bullis              --           --              --               --
Brian Fiddler (5)         --           --              --               --
Robert H. Humber          --           --              --               --

(1) The number of shares received upon exercise of options during the year ended December 31, 2004.

(2) With respect to options exercised during the Company's year ended December 31, 2004, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2004, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 2004, the market value of the stock underlying those options as of December 31, 2004.

(5) Brian Fiddler resigned as an officer and director of the Company on April 4, 2005.

      The table below shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of December 31, 2004. The Company's Incentive and Non-Qualified Stock Option Plans were not approved by the Company's shareholders.

                                                           Number of Securities
                                                           Remaining Available
                            Number                         For Future Issuance
                         of Securities                         Under Equity
                         to be Issued   Weighted-Average   Compensation Plans
                         Upon Exercise  Exercise Price of  (Excluding Securities
                         of Outstanding  of Outstanding         Reflected in
Plan Category              Options  [a]      Options              Column (a))
-------------            -------------- -----------------  ---------------------

Incentive Stock                 --             --                445,000
   Option Plan

Non-Qualified Stock        770,200             $0.39           2,193,130
  Option Plan

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of April 15, 2005.

                                    Shares of
Name and Address                    Common Stock (1)          Percent of Class
----------------                    -----------------       --------------------

Kimberly Landry                        2,025,000                   21%
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3

                                    Shares of
Name and Address                    Common Stock (1)          Percent of Class
----------------                    -----------------       --------------------

Scott Bullis                                --                      --
1204 - 939 Beatty St.
Vancouver, British Columbia
Canada, V6C 3Z1

Robert H. Humber                         100,000                    1%
13058 1/2 39th Ave., N.E
Seattle, WA  98125-4614

Douglas Sinclair                       1,584,000                   16%
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3

Robert Young                           1,250,000                 12.9%
6687 Nelson St.
West Vancouver, British Columbia
Canada V7W 2A5

All Officers and Directors
  as a Group (3 persons)               2,125,000                   22%


*   Less than 1%

(1) Excludes shares issuable upon the exercise of options or warrants held by the following persons:
                                                Shares Issuable Upon Exercise of
            Name                                Options or Warrants Exercisable

         Kimberly Landry                                   11,000
         Scott Bullis                                     659,000
         Robert H. Humber                                      --

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

      In April 1999 the Company acquired from LTI, a corporation formed by Kimberly Landry in December 1994, the rights to the Company's patent application and related technology. The patent application and related technology were assigned to LTI by Ms. Landry and Douglas Sinclair in November 1997. In consideration for the assignment of these rights, the Company paid LTI $90,000 during the year ended December 31, 2000. As of April 14, 2005 the patent application assigned to the Company was pending.

      Ms. Landry is an officer and director of the Company. Mr. Sinclair was an officer of the Company prior to August 31, 2004. See "Management Changes" in
Item 9 of this report for information concerning the resignation of Mr.
Sinclair.

      In November 1999, the Company acquired from Mr. Sinclair the proprietary technology required to manufacture Lunaplast into PVC sheets, vinyl rolls and paints as well as the trademark rights to these products. In consideration for the assignment of this technology and the trademarks, the Company paid Mr. Sinclair $60,000 during the year ended December 31, 2000.

      During the year ended December 31, 2000 the Company borrowed $60,000 from Ms. Landry. During the year ended December 31, 2003 the Company issued 225,000 shares of its common stock to Ms. Landry in payment of this debt.

      In January 2001 the Company acquired from LTI office and production equipment, as well as the rights to certain tradenames used by the Company. In consideration for these assets the Company agreed to pay LTI $41,142 prior to January 1, 2006.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
 Number       Exhibit Name                                           Page Number
-------       ------------                                           -----------

Exhibit 3     Articles of Incorporation and Bylaws                        *
                                                                        -----

Exhibit 4     Instruments Defining the Rights of Security Holders

Exhibit 4.1   Incentive Stock Option Plan                                 **
                                                                       ------

Exhibit 4.2   Non-Qualified Stock Option Plan                             **
                                                                        ------

Exhibit 4.3   Stock Bonus Plan                                            **
                                                                        ------

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

Exhibit 10.2  Assignment of patent rights                                 *
                                                                        -----

Exhibit 10.3  Agreement relating to purchase of proprietary
              technology and trademarks                                   *
                                                                        -----

Exhibit 10.4  Assignment of trademarks                                    *
                                                                        -----

Exhibit 10.5  Non-Compete Agreement                                       *
                                                                        -----

Exhibit 23    Accountants' Consent
                                                                        -----

Exhibit 31    Rule 13a-14(a)/15d-14(a) certifications
                                                                        -----

Exhibit 32    Section 1350 certifications
                                                                        -----

* Incorporated by reference to the same exhibit filed as part of the Company's Registration Statement on Form 10-SB.
** Incorporated by reference to the same exhibit filed as part of the Company's Registration Statement on Form S-8 (Commission File # 333-112647).

8-K Reports

      During the quarter ending December 31, 2004 the Company did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Labonte & Co. served as the Company's independent public accountants during the fiscal year ended December 31, 2003. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants. Dale Matheson Carr-Hilton LaBonte served as the Company's independent public accountants during the fiscal year ended December 31, 2004.

      The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2003 and 2004 by LaBonte & Co. and by Dale Matheson Carr-Hilton LaBonte.

                                     2003         2004

Audit Fees                        $17,600      $18,297
Audit-Related Fees                     --           --
Financial Information Systems          --           --
Design and Implementation Fees         --           --
Tax Fees                               --           --
All Other Fees                         --           --

    Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Forms 10-Q for the fiscal year. Before LaBonte & Co. or Dale Matheson Carr-Hilton LaBonte was engaged by the Company to render audit services, the engagement was approved by the Company's Board of Directors.

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                                                           December    December
                                                           31, 2004    31, 2003
--------------------------------------------------------------------------------

                                        ASSETS

CURRENT ASSETS
  Accounts receivable                                     $  81,357   $  49,127
  Prepaid expenses                                            6,027       3,960
  Inventory                                                  75,437      88,247
--------------------------------------------------------------------------------

                                                            162,821     141,334

FURNITURE  AND  EQUIPMENT,  net of  depreciation
of  $81,424 (2003 - $70,340)                                 15,605      20,777
--------------------------------------------------------------------------------

                                                          $ 178,426   $ 162,111
================================================================================

               LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
  Bank overdraft                                          $     184   $  11,252
   Accounts payable and accrued liabilities                 265,505     229,738
   Current portion of convertible debenture (Note 4)         56,797      39,996
  Due to related parties (Note 3)                            16,160     167,506
  Current portion of notes payable (Note 3)                  78,168      40,730
--------------------------------------------------------------------------------
                                                            416,814     489,222
CONVERTIBLE DEBENTURE (Note 4)                                    -      56,885
NOTE PAYABLE (Note 3)                                       101,497           -
--------------------------------------------------------------------------------
                                                            518,311     546,107
--------------------------------------------------------------------------------

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
  Capital stock  (Note 5)
    Common stock, $0.0001 par value, 30,000,000 shares
authorized
         9,664,648 (2003 - 6,727,836) shares issued and         966         673
outstanding
    Convertible preferred stock, $0.0001 par value,
5,000,000 shares authorized
         NIL issued and outstanding                               -           -
  Additional paid-in capital                              2,032,988   1,342,003
  Warrants                                                  124,000      74,000
  Deficit                                                (2,406,065) (1,735,410)
   Accumulated other comprehensive loss                     (91,774)    (65,262)
--------------------------------------------------------------------------------
                                                           (339,885)   (383,996)
--------------------------------------------------------------------------------
                                                         $  178,426  $  162,111
================================================================================



The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Year Ended December 31,
                                                            2004         2003
--------------------------------------------------------------------------------

SALES                                                  $   537,165  $   381,721
COST OF SALES                                              269,395      232,759
--------------------------------------------------------------------------------

GROSS PROFIT                                               267,770      148,962
OTHER INCOME                                               120,000      100,000
--------------------------------------------------------------------------------

                                                           387,770      248,962
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Consulting                                                85,519       86,958
  Consulting - stock based (Note 5)                        279,468      193,500
  Depreciation                                              11,084       19,686
  Interest and bank charges                                 12,745       49,542
  Interest on convertible debenture                          6,197        8,990
  Management fees                                          187,174      145,558
  Office and general                                       166,584      127,336
  Professional fees                                        101,987       54,718
  Rent                                                      33,716       27,303
  Research and development, net of recoveries               55,097       46,925
  Wages and benefits                                       172,219       99,958
  Gain on write-off of accounts payable (Note 6)           (53,365)           -
--------------------------------------------------------------------------------

                                                         1,058,425      860,474
--------------------------------------------------------------------------------

NET LOSS FOR THE YEAR                                  $  (670,655) $  (611,512)
================================================================================

BASIC NET LOSS PER SHARE                               $     (0.09) $     (0.10)
================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     7,615,138    6,067,002
================================================================================



The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                                                Accumulated
                                            Common Stock     Additional    Share                   Other
                                        Number of               Paid      Purchase             Comprehensive
                                          Shares      Amount   Capital    Warrants   Deficit    Income (loss)    Total
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002             5,415,166   $    542 $  605,150    $     -  $(1,123,898)  $  (2,970)   $ (521,176)


Issued for cash at - $0.50 per share     200,000         20     79,980     20,000            -                 100,000
             - $0.60 per share           250,000         25    119,975     30,000            -                 150,000
             - $0.80 per share           150,000         15     95,985     24,000            -                 120,000

Issued for consulting services             6,000          1      2,999          -            -           -       3,000

Issued for debt settlement               225,000         23     86,877          -            -           -      86,900

Issued on exercise of options -           25,000          3      1,247          -            -           -       1,250
$0.05 per share
                    - $0.10 per share     50,000          5      4,995          -            -           -       5,000
                    - $0.18 per share     20,000          2      3,598          -            -           -       3,600
                    - $0.38 per share     34,000          3     12,917          -            -           -      12,920
                    - $0.40 per share    205,000         20     81,980          -            -           -      82,000
                    - $0.50 per share     23,670          2     11,812          -            -           -      11,814

Issued pursuant to stock bonus plan      124,000         12     62,088          -            -           -      62,100

Beneficial conversion feature of               -          -     41,000          -            -           -      41,000
conversion option

Stock-based compensation                       -          -    131,400          -            -           -      131,400

Net loss for the year                          -          -          -          -     (611,512)                (611,512)

Currency translation adjustment                -          -          -          -            -    (62,292)     (62,292)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003             6,727,836   $    673 $1,342,003  $  74,000  $(1,735,410)  $(65,262)  $ (383,996)





The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                                Accumulated
                                            Common Stock     Additional    Share                   Other
                                        Number of               Paid      Purchase             Comprehensive
                                          Shares      Amount   Capital    Warrants   Deficit    Income (loss)    Total
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003             6,727,836   $    673 $1,342,003  $  74,000  $(1,735,410)  $ (65,262)   $ (383,996)


Issued for cash at - $0.20 per share   1,250,000        125    199,875     50,000            -           -     250,000
            - $0.65 per share            100,000         10     51,990     13,000            -           -      65,000
            - $1.00 per share             35,000          4     27,996      7,000            -           -      35,000


Issued on exercise of options -          489,000         49     19,511          -            -           -      19,560
$0.04 per share
                    - $0.10 per share    160,000         16     15,984          -            -           -      16,000
                    - $0.23 per share    300,000         30     68,220          -            -           -      68,250
                    - $0.40 per share      5,000          -      2,000          -            -           -       2,000


Issued pursuant to stock bonus plan      597,812         59    130,809          -            -           -     130,868

Stock-based compensation                       -          -    154,600          -            -           -     154,600

Share purchase warrants expired                -          -     20,000   (20,000)            -           -           -

Net loss for the year                          -          -          -          -     (670,655)                (670,655)

Currency translation adjustment                -          -                     -            -    (26,512)     (26,512)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004             9,664,648   $    966 $2,032,988 $  124,000  $(2,406,065) $ (91,774)  $ (339,885)
=======================================================================================================================






The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                       Year Ended December 31,
                                                         2004         2003
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                            $  (670,655)    $  (611,512)
  Adjustments to reconcile net loss to net cash
   from operating activities:
  - depreciation                                        11,084          19,686
  - stock-based compensation                           279,468         193,500
  - beneficial conversion feature                            -          41,000
  - non-cash gain on write-off of accounts payable     (53,365)              -
  - accrued interest expense                               (88)          1,957
  - accounts receivable                                (32,230)         (6,434)
  - inventory                                           12,810         (67,189)
  - prepaid expenses                                    (2,067)         (1,763)
  - accounts payable and accrued liabilities           140,360          (4,033)
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                 (314,683)       (434,788)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                              (5,912)         (6,473)
--------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                   (5,912)         (6,473)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                       (11,068)          8,913
  Loan repayment                                             -          (4,500)
  Issuance of common shares                            357,000         486,584
  Convertible debenture proceeds (repayments)          (39,996)         36,669
  Loan from (repayments to) related parties             49,509         (24,113)
  Payment on notes payable                              (8,338)              -
--------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES               347,107         503,553
--------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                        (26,512)        (62,292)
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                  -               -

CASH, BEGINNING OF YEAR                                      -               -
--------------------------------------------------------------------------------

CASH, END OF YEAR                                    $       -       $       -
================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION

                   Interest paid                     $   6,285       $   8,883
                ================================================================

                    Taxes paid                       $     Nil       $     Nil
                ================================================================


 Non-cash activities:

  Refer to Notes 3, 5 and 6.




The accompanying notes are an integral part of these consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004
--------------------------------------------------------------------------------

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2004 the Company has a working capital deficiency of $253,993 (2003 - $347,888) and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during 2004, 60% of the Company's total sales was derived from two customers, one customer of which also provided financing to the Company in connection with the Convertible Debenture as described in Note 4 accounted for 43%.

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

Use of Estimates and Assumptions
Preparation of the Company's financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The areas requiring significant estimates and assumptions are determining the useful lives of furniture and equipment and the fair value of stock-based compensation.

Inventory
Inventory is carried at the lower of cost and net realizable value.

Furniture and Equipment
Furniture and equipment are recorded at cost. Depreciation is computed by the straight-line method on estimated useful lives of two to five years.

Revenue Recognition
The Company recognizes revenue when products have been shipped and collection is reasonably assured. The Company also generates other income from one-time fees charged in connection with territorial Supply Agreements. As the Company has no future obligations in connection with these agreements, these fees are recognized as other income upon execution of the agreements and when collection is reasonably assured.

Research and Development Costs
Ongoing new product and technology research and development costs are expensed as incurred net of contributions made by third parties toward research projects.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including bank overdraft and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. Management has also determined that the fair value of the convertible debenture approximates its carrying value as at December 31, 2004 and 2003.

Risk Management
Currency risk. The majority of the Company's sales and cost of sales are made in U.S. currency while a significant amount of its general and administrative expenses are made in Canadian currency. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk. Management does not believe the Company is exposed to significant credit risk and accordingly does not manage credit risk directly.

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2002 and the required disclosures have been made below.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

Stock-Based Compensation (cont'd)
The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

                                                 For the year ended December 31,
                                                      2004            2003
                                                 -------------------------------

Net loss for the year               As reported  $ (670,655)       $ (611,512)
SFAS 123 compensation expense         Pro-forma     (63,050)          (18,700)
                                                 -------------------------------

Net loss for the year                 Pro-forma  $ (733,705)       $ (630,212)
                                                 ===============================

Pro-forma basic net loss per share    Pro-forma  $    (0.10)       $   (0.10)
                                                 ===============================

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"), which provides guidance as to certain applications of APB No. 25.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. Management is currently evaluating the potential impact that the adoption of SFAS 123R will have on the Company's financial position and results of operations.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------
NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company pays the CEO, President, and Chief Financial Officer, CDN$7,500, CDN$5,000 and CDN$4,000 per month respectively. These obligations are on a month by month basis.

During 2003 LTC and the Company executed a guarantee of certain unpaid management fees owing to the CEO of LTC (Doug Sinclair) totalling $123,750 (CAN$165,000). In connection with this guarantee, the CEO was granted the right to convert any or all of the unpaid amount into restricted shares of the Company's common stock at a price of $0.30 per share. During 2003 the Company recorded a $41,000 non-cash interest expense representing the beneficial conversion feature embedded in this conversion option. This beneficial conversion feature was valued using the intrinsic value method. Effective August 31, 2004, the CEO of LTC resigned and entered into an agreement with the Company for the payment of these guaranteed amounts an additional fees owing. Effective August 3, 2004, the Company has guaranteed, by a non-interest bearing promissory note, outstanding management fees due to the former CEO of LTC totalling CAN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$ 20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January 15, 2006,
CDN$40,000 on June 15, 2006 and CDN$52,000 on January 15, 2007. In addition, the Company has agreed to a severance payment of CDN$43,200 to be paid in twelve equal monthly installments of CDN$3,600. To December 31, 2004 CDN$41,600 has been paid in connection with the above agreements leaving CDN$188,600 (US$156,905) owing of which $138,935 has been reclassified to notes payable and $17,970 has been reclassified to accounts payable The Company did not pay the CDN $20,000 installment due January 15, 2005.

During 2004 the Company had transactions with directors, officers, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $96,655 (2003 - $44,332); management fees incurred by the Company
- $187,174 (2003 - $145,558); and payments and reimbursements made by the Company - $234,320 (2003 - $180,959). Also during 2004 $19,560 owing to a director of the Company was assigned to the Company as consideration for the issuance of 489,000 shares of the Company's common stock on the exercise of stock options at a price of $0.04 per share. In addition, amounts owing to the former CEO of LTC totalling $181,295 were reclassified during the year to Notes payable leaving $16,160 owing as at December 31, 2004 (2003 - $167,506).

During 2003 related party debts totalling $86,900 were settled by way of offset against the proceeds receivable on the exercise of options by assignment of these debts to an unrelated third party.

The Company and LTC have non-interest-bearing promissory notes totalling $40,730 to LTBC originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2006.

Unless otherwise noted, all amounts due to related parties are unsecured, non-interest bearing and with no specific terms of repayment.

Effective June 26, 2003 the Company entered into two agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc. ("Inject A Light"), a private Delaware corporation controlled by a director and officer of the Company and the former CEO of LTC. This proprietary technology and these patent application rights were originally acquired by Inject A Light from these two individuals. Under the terms of the agreements, the Company was required to pay consideration of a total of 1,250,000 restricted shares of the Company's common stock. Prior to the closing of the agreement the parties re-evaluated the terms and ultimate completion of this potential acquisition. Effective December 29, 2004, as a result of re-evaluating this acquisition, the parties entered into an Amending Agreement and Release whereby these parties agreed to transfer the Inject A Light proprietary technology at no cost to the Company. The parties determined that further significant development costs must be incurred to this technology and accordingly the parties were not able to determine an appropriate fair value.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------
NOTE 4 - CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the "Debenture"). The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum. The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005. Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. During 2004 the Company made principal and interest payments totalling $46,281 and as at December 31, 2004 a further $124 of interest has been accrued. This Debenture was issued to the Company's major customer as described in Note 1.

The total unpaid balance of principal and interest may be converted at any time into restricted shares of the Company's common stock at a price of $0.90 per share during 2004 and $1.20 per share during 2005.


NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

During 2003 the Company issued 200,000 units at a price of $0.50 per unit for proceeds of $100,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.75 per share until December 15, 2004. The estimated fair value of the warrants of $20,000 has been recorded as a separate component of stockholders' equity.

During 2003 the Company issued 250,000 units at a price of $0.60 per unit for proceeds of $150,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.75 per share until August 15, 2005. The estimated fair value of the warrants of $30,000 has been recorded as a separate component of stockholders' equity.

During 2003 the Company issued 150,000 units at a price of $0.80 per unit for proceeds of $120,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until June 30, 2006. The estimated fair value of the warrants of $24,000 has been recorded as a separate component of stockholders' equity.

During 2003 the Company issued 6,000 shares of common stock at $0.50 per share in settlement of $3,000 of accounts payable and 225,000 shares of common stock in settlement of a total of $86,900 of loans payable and other amounts previously owing to related parties which were assigned to a third party during 2003.

During 2003 the Company issued 357,670 shares of common stock on exercise of stock options for total consideration of $116,584.

During 2004 the Company issued 100,000 units at a price of $0.65 per unit for proceeds of $65,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until February 28, 2006. The estimated fair value of the warrants of $13,000 has been recorded as a separate component of stockholders' equity.

During 2004 the Company issued 35,000 units at a price of $1.00 per unit for proceeds of $35,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 31, 2006. The estimated fair value of the warrants of $7,000 has been recorded as a separate component of stockholders' equity.

During 2004 the Company issued 1,250,000 units at a price of $0.20 per unit for proceeds of $250,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.30 per share until September 3, 2005. The estimated fair value of the warrants of $50,000 has been recorded as a separate component of stockholders' equity.

During 2004 the Company issued 954,000 shares of common stock on exercise of various stock options for total consideration of $105,810 of which $7,000 was received in cash, $79,250 by offset of accounts payable and $19,560 by offset of amounts due to a director of the Company.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------
NOTE 5 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

Stock option plans
As approved by the directors effective January 26, 2004, the Company has adopted plans allowing for the granting of stock options and awarding of shares of common stock as follows:

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

Effective February 10, 2004 the Company filed a Form S-8 Registration Statement for 3,000,000 shares authorized under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan and the Stock Bonus Plan.

During 2003 the Company awarded 124,000 shares of common stock under the Stock Bonus Plan with a fair value of $62,100.

During 2004 the Company issued 12,000 shares of common stock under the Company's Stock Bonus Plan at $0.50 per share in settlement of $6,000 of accounts payable and awarded a further 585,812 shares under the Stock Bonus Plan with a fair value of $124,868. As at December 31, 2004 202,188 shares remain available for awards under the Stock Bonus Plan.

During 2003 the Company granted 382,670 stock options to consultants at prices ranging from $0.05 per share to $0.50 per share. The fair value of these options was recorded as consulting fees of $84,400. The fair value of these options was estimated using the Black-Scholes option pricing model assuming expected lives ranging from 0.7 years to 1.6 years, a risk-free interest rate of 3% and expected volatilities ranging from 67% to 82%.

During 2003 the Company granted 160,000 stock options to a director at prices ranging from $0.10 per share to $0.60 per share. Of these options, 120,000 vested in 2003 and the remaining 40,000 options vested between March 1, 2004 and June 1, 2004. During 2003 the Company recorded a consulting expense of $47,000 representing the intrinsic value of the vested options. Also in connection with the vested options, pro-forma disclosures were provided in Note 2 to reflect the fair value of these options of $18,700 as calculated using the Black-Scholes option pricing model assuming expected lives of 5 years, a risk-free interest rate of 3% and an expected volatility of 112%. During 2004, upon vesting of the remaining options, the Company recorded an additional consulting expense of $4,400 representing the intrinsic value of the options and disclosed additional pro-forma fair value of the options totalling $15,700 as calculated using the Black-Scholes option pricing model assuming expected lives of 5 years, a risk-free interest rate of 3% and an expected volatility of 112%.

During 2004 the Company granted 460,000 stock options to consultants at prices ranging from $0.10 per share to $0.23 per share. The fair value of these options was recorded as consulting fees of $71,600. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming expected lives ranging from one year to five years, risk-free interest rates ranging from 2% to 3% and expected volatilities ranging from 77% to 103%.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------
NOTE 5 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

During 2004 the Company granted a total of 659,200 stock options to the Company's new president at exercise prices ranging from $0.35 per share to $0.75 per share, exercisable for a term of three years. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 102% resulting in a pro forma expense of $142,200 to be disclosed in Note 2 upon vesting of the options. Of these options, 59,200 vested immediately and the remaining 600,000 vest at a rate of 16,667 per month for a period of three years. During year ended December 31, 2004 $30,850 of the pro forma expense has been disclosed and the remaining $111,350 will be disclosed upon vesting of the options.

During 2004 the Company granted a total of 505,000 stock options to an employee and a director of the Company at exercise prices ranging from $0.04 per share to $0.30 per share, exercisable for terms ranging from one year to ten years. As the exercise price of certain of these options was less than the market price of the Company's common stock as at the date of grant, the Company has recorded an intrinsic value stock based compensation expense of $78,600. In addition the Company has disclosed a pro-forma expense of $16,500 relating to the additional fair value of these options as estimated using the Black-Scholes option pricing model assuming an expected life of ten years, a risk-free interest rate of 3% and an expected volatility of 103%.

As at December 31, 2004, 305,000 shares have been granted and no stock options were outstanding under the Incentive Stock Option Plan and 770,200 stock options were outstanding under the Non-Qualified Stock Option Plan.

The Company's stock option activity is as follows:

                                          Number of    Weighted       Weighted
                                           options      Average       Average
                                                      Exercise    Remaining Life
                                                        Price
                                         ---------------------------------------

      Balance, December 31, 2002                  -      $      -        -
      Granted during the year               542,670          0.33
      Expired during the year                     -             -
      Exercised during the year            (357,670)         0.33
                                         ---------------------------------------

      Balance, December 31, 2003            185,000           0.32   2.98 years
      Granted during the year             1,624,200           0.23
      Expired during the year               (85,000)          0.25
      Exercised during the year            (954,000)          0.11
                                         ---------------------------------------

      Balance, December 31, 2004            770,200     $    0.39    2.81 years
                                         =======================================


Share Purchase Warrants
The Company's share purchase warrant activity is as follows:

                                         Number of     Weighted       Weighted
                                          warrants      Average       Average
                                                      Exercise    Remaining Life
                                                         Price
                                        ----------------------------------------

        Balance, December 31, 2002                -       $     -        -
        Issued during the year              914,255          0.97
        Expired during the year            (75,000)          1.25
        Exercised during the year                 -             -
                                        ----------------------------------------

        Balance, December 31, 2003          839,255          0.94    1.21 years
        Issued during the year            1,385,000          0.37
        Expired during the year           (439,255)          0.89
        Exercised during the year                 -             -
                                        ----------------------------------------

        Balance, December 31, 2004        1,785,000      $   0.51    0.77 years
                                        ========================================

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
--------------------------------------------------------------------------------
NOTE 6 - OTHER GAIN
--------------------------------------------------------------------------------

During 2002 a creditor of the Company seized inventory from the Company in an attempt to secure payment of certain amounts owing by the Company in excess of the carrying value of the inventory. As at December 31, 2003 the creditor was still in possession of the inventory and had not initiated any action in an attempt to receive payment. During 2004 management determined that any obligation relating to this dispute was unlikely and accordingly wrote-off previously accrued amounts resulting in a gain of $53,365.


NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

There were no significant temporary differences between the Company's tax and financial bases, except for the Company's net operating loss carryforwards amounting to approximately $1,790,000 at December 31, 2004 (2003 - $1,400,000).
These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.


NOTE 8 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to December 31, 2004, the Company issued 20,000 common shares under the Stock Bonus Plan and completed a private placement of 325,000 units at a price of $0.20 per unit for proceeds of $65,000. Each unit consist of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at prices ranging from $0.35 - $0.55 per share until March 11, 2007.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April 2005.

                                  LUNA TECHNOLOGIES INTERNATIONAL INC.


                                  By  /s/ Kimberly Landry
                                      ----------------------------------------
                                      Kimberly Landry, President, Principal
                                      Financial Officer and Principal Accounting
                                      Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


/s/ Kimberly Landry                 Director              April 15, 2005
-------------------------
Kimberly Landry


/s/ Robert H. Humber                Director              April 15, 2005
-------------------------
Robert H. Humber

                      LUNA TECHNOLOGIES INTERNATIONAL INC.

                                   FORM 10-KSB

                                    EXHIBITS