Form 10-K/A
period 2004-12-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2005-04-25
CIK 1085217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
 (Mark One)

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

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Luna Technologies International, Inc.

We have audited the consolidated balance sheets of Luna Technologies International, Inc. as at December 31, 2004 and 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial positions of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred losses since inception raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      "Dale Matheson Carr-Hilton LaBonte"

                                                   CHARTERED ACCOUNTANTS

Vancouver, B.C.
Canada
March 31, 2005

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