Form 10QSB
period 2005-03-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2005-05-23
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
                                   -----------


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 2005

                                       or

     [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                           Commission file No. 0-29991

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         91-1987288
---------------------------                      -------------------------------
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

                              YES [X]       NO [ ]








As of May 20, 2005 the Company had 10,089,648 shares of common stock issued and outstanding.

Item 1.  Financial Statements
-----------------------------






















                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)






















CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,        December 31,
                                                                                           2005              2004
======================================================================================================================
                                                                                       (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Accounts receivable                                                                $      74,945     $      81,357
   Prepaid expenses and other                                                                 8,358             6,027
   Inventory                                                                                 22,736            75,437
----------------------------------------------------------------------------------------------------------------------

                                                                                            106,039           162,821

FURNITURE AND EQUIPMENT, net of depreciation of $83,542 (2004 - $81,424)                     13,487            15,605
----------------------------------------------------------------------------------------------------------------------

                                                                                      $     119,526     $     178,426
======================================================================================================================


            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Bank overdraft                                                                     $       2,422     $         184
   Accounts payable and accrued liabilities                                                 262,986           265,505
   Convertible debenture (Note 4)                                                            46,776            56,797
   Due to related parties (Note 3)                                                           18,956            16,160
   Current portion of notes payable (Note 3)                                                102,730            78,168
----------------------------------------------------------------------------------------------------------------------

                                                                                            433,870           416,814
NOTES PAYABLE (Note 3)                                                                       76,062           101,497
----------------------------------------------------------------------------------------------------------------------

                                                                                            509,932           518,311
----------------------------------------------------------------------------------------------------------------------

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 5)
      Common stock, $0.0001 par value, 30,000,000 shares authorized
         10,009,648 (2004 - 9,664,648) shares issued and outstanding                          1,001               966
      Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized
         NIL issued and outstanding                                                               -                 -
   Additional paid-in capital                                                             2,081,353         2,032,988
   Warrants                                                                                 137,000           124,000
   Deficit                                                                               (2,515,480)       (2,406,065)
   Accumulated other comprehensive loss                                                     (94,280)          (91,774)
----------------------------------------------------------------------------------------------------------------------

                                                                                           (380,406)         (339,885)
----------------------------------------------------------------------------------------------------------------------

                                                                                      $     119,526     $     178,426
======================================================================================================================



              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                      2005             2004
================================================================================

SALES                                            $      174,453   $     131,240
COST OF SALES                                            87,198          94,717
--------------------------------------------------------------------------------

GROSS PROFIT                                             87,255          36,523
OTHER INCOME                                                  -          90,000
--------------------------------------------------------------------------------

                                                         87,255         126,523
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Consulting                                             1,518          44,578
   Consulting - stock based (Note 5)                      6,400          42,500
   Depreciation                                           2,118           2,973
   Interest on convertible debenture                      1,033           1,841
   Management fees                                       46,453          37,563
   Office and general                                    45,526          35,066
   Professional fees                                     17,671          25,626
   Rent                                                   8,532           7,639
   Research and development, net of recoveries            9,453          22,548
   Wages and benefits                                    57,966          33,222
--------------------------------------------------------------------------------

                                                        196,670         253,556
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                          $     (109,415)  $    (127,033)
================================================================================


BASIC NET LOSS PER SHARE                         $        (0.01)  $       (0.02)
================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                        9,679,092       6,843,506
================================================================================















              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                           Three Months Ended March 31,
                                                              2005              2004
=========================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                $    (109,415)    $    (127,033)
  Adjustments to reconcile net loss to net cash from
    operating activities:
     - depreciation                                              2,118             2,973
     - stock-based compensation                                  6,400            42,500
     - accrued interest expense                                    (22)              (22)
     - accounts receivable                                       6,412           (51,980)
     - inventory                                                52,701            (4,571)
     - prepaid expenses                                         (2,331)           (1,010)
     - accounts payable and accrued liabilities                 (2,519)          (29,426)
-----------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                          (46,656)         (109,717)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                           -            (5,546)
-----------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                -            (5,546)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                 2,238           (11,252)
  Issuance of common shares                                     55,000           102,000
  Convertible debenture repayments                              (9,999)           (9,999)
  Loan from  related parties                                     2,796            38,243
-----------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                        50,035           118,992
-----------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                 (3,379)              531
-----------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                          -             4,260

CASH, BEGINNING OF PERIOD                                            -                 -
-----------------------------------------------------------------------------------------

CASH, END OF PERIOD                                      $           -     $       4,260
=========================================================================================



SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid                                       $       1,054     $       1,863
=========================================================================================

     Taxes paid                                          $         Nil     $         Nil
=========================================================================================


Non-cash activities:
--------------------

  Refer to Notes 3, and 5.


              The accompanying notes are an integral part of these
                    interim consolidated financial statements

                      LUNA TECHNOLOGIES INTERNATIONAL, INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2005 (Unaudited)
================================================================================


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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2005 the Company has a working capital deficiency of $327,831 and has incurred losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the three months ended March 31, 2005, 71% of the Company's total sales was derived from two customers, one customer of which also provided financing to the Company in connection with the Convertible Debenture as described in Note 4 accounted for 52% of sales.

The Company anticipates meeting its working capital requirement for the next year through the sale of shares of common stock or through loans and advances from related parties as may be required.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of Consolidation
---------------------------
The financial statements include the accounts of the Company and its wholly-owned subsidiary Luna Technologies (Canada) Ltd. ("LTC"), a company incorporated  June  9,  1999  in the  province  of  British  Columbia.  LTC  was incorporated to conduct business activities in Canada. All significant intercompany balances and transactions are eliminated on consolidation.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (Unaudited)
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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

Research and Development Costs
------------------------------
Ongoing new product and technology research and development costs are expensed as incurred net of contributions made by third parties toward research projects.

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

Fair Value of Financial Instruments
-----------------------------------
In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including bank overdraft and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. Management has also determined that the fair value of the note payable approximates its carrying value as at March 31, 2005 and December 31, 2004.

Risk Management
---------------
Currency risk: The majority of the Company's sales and cost of sales are made in U.S. currency while a significant amount of its general and administrative expenses are made in Canadian currency. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk: Management does not believe the Company is exposed to significant credit risk and accordingly does not manage credit risk directly.

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

Stock-Based Compensation
------------------------
In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2002 and the required disclosures have been made below.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (Unaudited)
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

Stock-Based Compensation cont'd
-------------------------------
The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

                                                        Three months ended March 31,
                                                            2005             2004
                                                       --------------   --------------

Net loss for the period                As reported     $    (109,415)   $    (127,033)
SFAS 123 compensation expense          Pro-forma             (15,800)               -
                                                       --------------   --------------

Net loss for the year                  Pro-forma       $    (125,215)   $    (127,033)
                                                       ==============   ==============

Pro-forma basic net loss per share     Pro-forma       $       (0.01)   $       (0.02)
                                                       ==============   ==============

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

Recent Accounting Pronouncements
--------------------------------
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company's fourth quarter ending December 31, 2005. Management is currently evaluating the potential impact that the adoption of SFAS 123R will have on the Company's financial position and results of operations.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (Unaudited)
================================================================================


NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company pays the Chief Executive Officer ("CEO"), President, and Chief Financial Officer ("CFO"), CDN$7,500, CDN$7,500 and CDN$4,000 per month respectively. These obligations are on a month by month basis. Effective April 11, 2005, the Company's CFO resigned.

During the period the Company had transactions with directors and officers, as follows: expenses paid on behalf of and advances made to the Company - $3,510 (2004 - $65,000); management fees incurred by the Company - $46,453 (2004 - $37,563); and payments and reimbursements made by the Company - $47,167(2004 - $64,320) leaving $18,956 owing as at March 31, 2005 (December 31, 2004 -
$16,160).

During 2003 LTC and the Company executed a guarantee of certain unpaid management fees owing to the then CEO of LTC) totaling $123,750 (CAN$165,000. Effective August 31, 2004, the CEO of LTC resigned and entered into an agreement with the Company for the payment of these guaranteed amounts an additional fees owing. Effective August 3, 2004, the Company had guaranteed, by a non-interest bearing promissory note, outstanding management fees due to the former CEO of LTC totaling CAN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$ 20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January
15, 2006,  CDN$40,000  on June 15, 2006 and  CDN$52,000  on January 15, 2007. In
addition, the Company agreed to a severance payment of CDN$43,200 to be paid in twelve equal monthly instalments of CDN$3,600. To March 31, 2005 CDN$52,400 has been paid in connection with the above agreements leaving CDN$177,800 (US$146,990) owing of which $138,062 has been reclassified to notes payable and $8,928 has been reclassified to accounts payable The Company did not pay the CDN $20,000 instalment due January 15, 2005.

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


NOTE 4 - CONVERTIBLE DEBENTURE
--------------------------------------------------------------------------------

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the "Debenture"). The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum. The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005. Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. During 2005 the Company made principal and interest payments totalling $11,053 and as at March 31, 2005 a further $102 of interest has been accrued. This Debenture was issued to the Company's major customer as described in Note 1.

The total unpaid balance of principal and interest may be converted at any time into restricted shares of the Company's common stock at a price of $0.90 per share during 2004 and $1.20 per share during 2005.


NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

During 2005 the Company issued 325,000 units at a price of $0.20 per unit for proceeds of $65,000 of which $10,000 was received subsequent to March 31, 2005. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.35 per share to March 31, 2006 and a price of $0.55 per share to March 31, 2007. The estimated fair value of the warrants of $13,000 has been recorded as a separate component of stockholders' equity.

During 2005 the Company awarded 20,000 shares of common stock under the Stock Bonus Plan with a fair value of $6,400. At March 31, 2005 182,188 shares remain available for awards under the Stock Bonus Plan.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (Unaudited)
================================================================================


NOTE 5 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (Unaudited)
================================================================================


NOTE 5 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

During the third quarter of 2004 the Company granted a total of 659,200 stock options to the Company's new president at exercise prices ranging from $0.35 per share to $0.75 per share, exercisable for a term of three years. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 102% resulting in a pro forma expense of $142,200 to be disclosed in Note 2 upon vesting of the options. Of these options, 59,200 vested immediately and the remaining 600,000 vest at a rate of 16,667 per month for a period of three years. To March 31, 2005, $46,650 (December 31, 2004 - $30,850) of the pro forma expense has been disclosed and the remaining $95,550 will be disclosed upon vesting of the options.

During the 2004 the Company granted a total of 505,000 stock options to an employee and a director of the Company at exercise prices ranging from $0.04 per share to $0.30 per share, exercisable for terms ranging from one year to ten years. As the exercise price of certain of these options was less than the market price of the Company's common stock as at the date of grant, the Company has recorded an intrinsic value stock based compensation expense of $78,600. In addition the Company has disclosed a pro-forma expense of $16,500 relating to the additional fair value of these options as estimated using the Black-Scholes option pricing model assuming an expected life of ten years, a risk-free interest rate of 3% and an expected volatility of 103%.

As at March 31, 2005, 305,000 shares have been granted and no stock options were outstanding under the Incentive Stock Option Plan and 770,200 stock options were outstanding under the Non-Qualified Stock Option Plan. The Company's stock option activity is as follows:

                                       Number of      Weighted Average   Weighted Average
                                        options        Exercise Price     Remaining Life
                                     --------------   ----------------   ----------------

     Balance, December 31, 2003            185,000    $        0.32         2.98 years
     Granted during the year             1,624,200             0.23
     Expired during the year               (85,000)            0.25
     Exercised during the year            (954,000)            0.11
                                     --------------   ----------------   ----------------

     Balance, December 31, 2004            770,200             0.39         2.81 years
     Granted during the period                   -                -
     Expired during the period                   -                -
     Exercised during the period                 -                -
                                     --------------   ----------------   ----------------

     Balance, March 31, 2005               770,200    $        0.39          2.56 years
                                     ==============   ================   ================

Share Purchase Warrants
-----------------------
The Company's share purchase warrant activity is as follows:

                                       Number of      Weighted Average   Weighted Average
                                        warrants       Exercise Price     Remaining Life
                                     --------------   ----------------   ----------------

     Balance, December 31, 2003            839,255    $        0.94          1.21 years
     Issued during the year              1,385,000             0.37
     Expired during the year             (439,255)             0.89
     Exercised during the year                   -                -
                                     --------------   ----------------   ----------------

     Balance, December 31, 2004          1,785,000             0.51          0.77 years
     Issued during the period              325,000             0.35
     Expired during the period                   -                -
     Exercised during the period                 -                -
                                     --------------   ----------------   ----------------

     Balance, March 31, 2005             2,110,000    $        0.49          0.75 years
                                     ==============   ================   ================

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (Unaudited)
================================================================================


NOTE 6 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to March 31, 2005, the Company issued 60,000 common shares under the Stock Bonus Plan and issued 20,000 commons shares for the exercise of stock options under the Non-Qualified Stock Option Plan for proceeds of $3,600. The Company has received subscription proceeds of $40,000 toward the purchase of 200,000 units at a price of $0.20 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.35 per share for the first year and a price of $0.55 per share for the second year.

Item 2.  Management's Discussion and Analysis
---------------------------------------------

Results of Operations
---------------------

Sales during the three months ended March 31, 2005 sales increased 33% over the same period ended March 31, 2004 due to efforts by the Company to increase awareness of the Company's products in the marketplace. The Company's gross margin increased from 28% to 50% over the same period described mainly due to increased productivity and costs savings from in house printing facilities which were previously subcontracted out.

During the three months ended March 31, 2005, the Company did not enter into any new reseller agreement contracts in order to direct our resources to the New York City Department of Buildings Local Law 26 which is to come into effect in July 2005. These agreements allow the reseller access to of all Luna's products at set prices in order to compete competitively at the wholesale level. During the three months ended March 31, 2004, reseller agreements worth $90,000 were received from customers in connection with reseller agreements

General and administrative expenses net of stock based compensation for the three months ended March 31, 2005 decreased by approximately $15,000 due to the streamlining of overhead. During the three months ended March 31, 2005, stock-based compensation of $6,400 was expensed representing the fair value of stock bonus plan shares awarded.

Mr. Brian Fiddler resigned his position as Chief Financial Officer and Director as of April 4, 2005. Ms Kimberly Landry will now serve in this position and will also continue her roles as Chairman of the Board of Luna Technologies International Inc. and its subsidiary Luna Technologies (Canada) Ltd.

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2005 the Company's operations used $46,656 in cash. The Company satisfied its operational requirements during the period through the sale of common stock for a total of $55,000 and advances from related parties of $2,796. The Company increased its bank overdraft by $2,238 and paid $9,999 towards the convertible debenture.

The Company anticipates its capital needs during the twelve month period ended March 31, 2006 to be $800,000 for general and administrative expenses, including $100,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to operating losses of the Company since inception, the Company's operations have not been a source of liquidity. At March 31, 2005, the Company has a working capital deficiency of $327,831. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

The Company does not have any "off-balance sheet arrangements" (as such term defined in Item 303 of Regulations S-K).

Item 3.  Controls and Procedures
--------------------------------

Kimberly Landry, the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Ms. Landry there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.


                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------


Item 1.  Legal Proceedings.
---------------------------

     None.

Item 2.  Changes in Securities.
-------------------------------

     During the three months ended March 31, 2005 and up to the date of this report, the Company issued 80,000 shares of its common stock to a director and a former director under the Company's stock bonus plan and 20,000 shares of its common stock on exercise of options under the non qualified stock option plan. The issuance of these shares was registered by means of a registration statement on Form S-8. The Company also issued a total of 325,000 shares in connection with private placements of units at $0.20 per unit with each unit consisting of one common share and one common share purchase warrant entitling the holder to purchase an additional share of the Company's common stock for a period of two years at $0.35 per share for the first year and $0.55 per share for the second year.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     The Company is currently under default in connection with the non interest bearing promissory note payable to Douglas Sinclair for outstanding management fees. Refer to Note 3 on our March 31, 2005 financial statements for details.

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

(b)  Reports on Form 8-K

          Report on Form 8K. Item 5.02 Departure of Directors or Principal Officers; election of Directors; appointment of Principal Officer dated April 11, 2005.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 20, 2005

                                     LUNA TECHNOLOGIES INTERNATIONAL, INC.



                                     By: /s/ Kimberly Landry
                                        ----------------------------------------
                                        Kimberly Landry, Chief Executive Officer



                                         /s/ Kimberly Landry
                                        ----------------------------------------
                                        Kimberly Landry, Chief Financial Officer