Form 10QSB
period 2005-06-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2005-08-22
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or
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

         (604) 526-5890
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]           NO [  ]

As of August 19, 2005 the Company had 11,198,398 shares of common stock issued and outstanding.

Item 1. Financial Statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

LUNA TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 11,497	$ -
Accounts receivable	59,884	81,357
Prepaid expenses and other	46,513	6,027
Inventory	67,593	75,437

	185,487	162,821

FURNITURE AND EQUIPMENT, net of depreciation of $85,513 (2004 - $81,424)	11,516	15,605

	$ 197,003	$ 178,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$ -	$ 184
Accounts payable and accrued liabilities	231,487	265,505
Convertible debenture (Note 4)	36,747	56,797
Due to related parties (Note 3)	6,916	16,160
Current portion of notes payable (Note 3)	134,577	78,168

	409,727	416,814
NOTES PAYABLE (Note 3)	42,435	101,497

	452,162	518,311

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.0001 par value, 30,000,000 shares authorized
10,089,648 (2004 – 9,664,648) shares issued and outstanding	1,009	966
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized
NIL issued and outstanding	-	-
Additional paid-in capital	2,112,945	2,032,988
Subscription proceeds	247,000	-
Warrants	137,000	124,000
Deficit	(2,658,204)	(2,406,065)
Accumulated other comprehensive loss	(94,909)	(91,774)

	(255,159)	(339,885)

	$ 197,003	$ 178,426

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

SALES	$ 164,021	$ 100,421	$ 338,474	$ 231,661
COST OF SALES	98,865	48,697	186,063	143,414

GROSS MARGIN	65,156	51,724	152,411	88,247
OTHER INCOME	-	16,000	-	106,000

	65,156	67,724	152,411	194,247

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	8,828	7,688	10,346	52,266
Consulting – stock based (Note 5)	18,000	11,000	24,400	53,500
Depreciation	1,971	2,832	4,089	5,805
Interest	968	1,782	2,001	3,817
Management fees	36,106	36,392	82,559	73,955
Office and general	50,116	37,780	95,642	72,652
Professional fees	20,642	7,178	38,313	32,804
Rent	8,239	8,342	16,771	15,981
Research and development, net of recoveries	2,704	8,348	12,157	30,896
Wages and benefits	60,306	40,223	118,272	73,445

	207,880	161,565	404,550	415,121

NET LOSS FOR THE PERIOD	$ (142,724)	$ (93,841)	$ (252,139)	$ (220,874)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	10,062,981	6,989,836	9,870,481	6,902,503

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (252,139)	$ (220,874)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	4,089	5,805
- stock-based compensation	24,400	42,500
- accrued interest expense	(52)	(61)
- accounts receivable	21,473	25,918
- inventory	7,844	(2,698)
- prepaid expenses	(40,486)	(1,946)
- accounts payable	(34,018)	76,177

NET CASH USED IN OPERATING ACTIVITIES	(268,889)	(75,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(5,546)

NET CASH USED IN INVESTING ACTIVITIES	-	(5,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(184)	(2,652)
Issuance of common shares and warrants	68,600	102,000
Subscription proceeds	247,000	-
Convertible debenture repayments	(19,998)	(19,998)
Advances from (to) related parties	(9,244)	593

NET CASH FLOWS FROM FINANCING ACTIVITIES	286,174	79,943

EFFECT OF EXCHANGE RATE CHANGES	(5,788)	782

INCREASE (DECREASE) IN CASH	11,497	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$ 11,497	$ -

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$ 1,928	$ 3,544

Taxes paid	$ Nil	$ Nil

Non-cash activities financing and investing activities:

Refer to Notes 3 and 5.

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on March 25, 1999 in the state of Delaware. The Company commenced operations April 30, 1999 and by agreement effective as of that date, acquired proprietary technology and patent rights from Luna Technology Inc. (“LTBC”), a private British Columbia company with certain directors and shareholders in common with the Company.  In addition, by agreement effective November 15, 1999, the Company acquired proprietary technology and the trademark rights to “LUNA” and “LUNAPLAST” from Douglas Sinclair, an officer and employee of LTBC, which relate to the acquired Photoluminescent technology. This technology is used for the development and production of photoluminescent signage, wayfinding systems and other novelty products with applications in marine, commuter rail, subway, building and toy markets.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At June 30, 2005 the Company has a working capital deficiency of $224,240 and has incurred losses since inception raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations.  In addition, during the six months ended June 30, 2005, 76% of the Company’s total sales was derived from two customers, one customer of which also provided financing to the Company in connection with the Convertible Debenture as described in Note 4 accounted for 61% of sales.

The Company anticipates meeting its working capital requirement for the next year through the sale of shares of common stock or through loans and advances from related parties as may be required.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiary Luna Technologies (Canada) Ltd. (“LTC”), a company incorporated June 9, 1999 in the province of British Columbia.  LTC was incorporated to conduct business activities in Canada.  All significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The areas requiring significant estimates and assumptions are determining the useful lives of furniture and equipment and the fair value of stock-based compensation.

Inventory
Inventory is carried at the lower of cost and net realizable value.

Furniture and Equipment
Furniture and equipment are recorded at cost.  Depreciation is computed by the straight-line method on estimated useful lives of two to five years.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Foreign Currency Translation
The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities including bank overdraft and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.  Management has also determined that the fair value of the note payable approximates its carrying value as at June 30, 2005 and December 31, 2004.

Risk Management
Currency risk:  The majority of the Company’s sales and cost of sales are made in U.S. currency while a significant amount of its general and administrative expenses are made in Canadian currency.  The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.  The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2002 and the required disclosures have been made below.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-Based Compensation (cont’d)
The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.  In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Six months ended June 30,
		2005	2004

Net loss for the period	As reported	$ (252,139)	$ (220,874)
SFAS 123 compensation expense	Pro-forma	(28,040)	-

Net loss for the year	Pro-forma	$ (280,179)	$ (220,874)

Pro-formand basic net loss per share	Pro-forma	$ (0.03)	$ (0.03)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25” (“FIN 44”), which provides guidance as to certain applications of APB No. 25.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 (Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company pays the Chief Executive Officer (“CEO”) and President CDN$7,500 each.  These obligations are on a month by month basis.

During the period the Company had transactions with directors and officers, as follows: expenses paid on behalf of and advances made to the Company - $NIL (2004 - $81,970); management fees incurred by the Company  - $82,559 (2004 - $73,955); and payments and reimbursements made by the Company - $91,803 (2004 - $155,322) leaving $6,916 owing as at June 30, 2005 (December 31, 2004 - $16,160).

During 2003 LTC and the Company executed a guarantee of certain unpaid management fees owing to the then CEO of LTC totaling $123,750 (CDN$165,000).  Effective August 31, 2004, the CEO of LTC resigned and entered into an agreement with the Company for the payment of these guaranteed amounts an additional fees owing.  Effective August 3, 2004, the Company had guaranteed, by a non-interest bearing promissory note, outstanding management fees due to the former CEO of LTC totaling CDN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January 15, 2006, CDN$40,000 on June 15, 2006 and CDN$52,000 on January 15, 2007.  In addition, the Company agreed to a severance payment of CDN$43,200 to be paid in twelve equal monthly installments of CDN$3,600.  To June 30, 2005 CDN$63,200 has been paid in connection with the above agreements leaving CDN$167,000 (US$136,282) owing. The Company did not pay the CDN $20,000 installment due January 15, 2005 or the CDN $25,000 installment due June 15, 2005.

The Company and LTC have non-interest-bearing promissory notes totalling $40,730 to LTBC originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2006.

Unless otherwise noted, all amounts due to related parties are unsecured, non-interest bearing and with no specific terms of repayment.

NOTE 4 – CONVERTIBLE DEBENTURE

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the “Debenture”).  The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum.  The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005.  Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. During 2005 the Company has made principal and interest payments totalling $21,926 and as at June 30, 2005 a further $72 of interest has been accrued. This Debenture was issued to the Company’s major customer as described in Note 1.

The total unpaid balance of principal and interest may be converted at any time into restricted shares of the Company’s common stock at a price of $0.90 per share during 2004 and $1.20 per share during 2005.

NOTE 5 – CAPITAL STOCK

During 2005 the Company issued 325,000 units at a price of $0.20 per unit for proceeds of $65,000.  Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.35 per share to March 31, 2006 and a price of $0.55 per share to March 31, 2007.  The estimated fair value of the warrants of $13,000 has been recorded as a separate component of stockholders’ equity.

As of June 30, 2005 the Company had received $247,000 in subscription proceeds towards the sale of 1,235,000 units (of which 1,108,750 were issued subsequently) at $0.20 per unit. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company for a period of two years at $0.35 per share for the first six months, $0.40 per share for the second six months, $0.45 per share for the third six months and $0.55 per share for the final  six months.

During 2005 the Company awarded 80,000 shares of common stock under the Stock Bonus Plan with a fair value of $24,400. At June 30, 2005 122,188 shares remain available for awards under the Stock Bonus Plan.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 (Unaudited)

NOTE 5 – CAPITAL STOCK (cont’d)

During 2005 the Company issued 20,000 shares of common stock on the exercise of stock options at a price of $0.18 per share for proceeds of $3,600.

During 2004 the Company issued 100,000 units at a price of $0.65 per unit for proceeds of $65,000.  Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until February 28, 2006.  The estimated fair value of the warrants of $13,000 has been recorded as a separate component of stockholders’ equity.

During 2004 the Company issued 35,000 units at a price of $1.00 per unit for proceeds of $35,000.  Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until March 31, 2006.  The estimated fair value of the warrants of $7,000 has been recorded as a separate component of stockholders’ equity.

During 2004 the Company issued 1,250,000 units at a price of $0.20 per unit for proceeds of $250,000.  Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.30 per share until September 3, 2005.  The estimated fair value of the warrants of $50,000 has been recorded as a separate component of stockholders’ equity.

During 2004 the Company issued 12,000 shares of common stock under the Company’s Stock Bonus Plan at $0.50 per share in settlement of $6,000 of accounts payable and awarded a further 585,812 shares under the Stock Bonus Plan with a fair value of $124,868.

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

Stock option plans
As approved by the directors effective January 26, 2004, the Company has adopted plans allowing for the granting of stock options and awarding of shares of common stock as follows:

Incentive Stock Option Plan
The Company adopted an Incentive Stock Option Plan authorizing the issuance of options to purchase up to 750,000 shares of common stock of the Company.  Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company’s common stock and can not be exercised until one year following the date of grant.  This plan is available to officers, directors and key employees of the Company.

Non-Qualified Stock Option Plan
The Company adopted a Non-Qualified Stock Option Plan authorizing the issuance of options to purchase up to 1,350,000 shares of common of the Company.  Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then par value of the Company’s common stock and can be exercised at any time following the date of grant.  This plan is available to officers, directors, employees, consultants and advisors of the Company.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 (Unaudited)

NOTE 5 – CAPITAL STOCK (cont’d)

During 2005 the Company granted a total of 26,625 stock options to an employee at an exercise price of $0.33 per share exercisable for a period of 18 months.  The Company has disclosed a pro-forma expense of $6,500 relating to the fair value of these options as estimated using the Black-Scholes option pricing model assuming an expected life of 1.5 years, a risk-free interest rate of 3% and an expected volatility of 136%.

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

During 2004 the Company granted a total of 659,200 stock options to the Company’s new president at exercise prices ranging from $0.35 per share to $0.75 per share, exercisable for a term of three years.  The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 102% resulting in a pro forma expense of $142,200 to be disclosed in Note 2 upon vesting of the options.  Of these options, 59,200 vested immediately and the remaining 600,000 vest at a rate of 16,667 per month for a period of three years.  To June 30, 2005, $52,390 (December 31, 2004 - $30,850) of the pro forma expense has been disclosed and the remaining $89,810 will be disclosed upon vesting of the options.

During 2004 the Company granted a total of 505,000 stock options to an employee and a director of the Company at exercise prices ranging from $0.04 per share to $0.30 per share, exercisable for terms ranging from one year to ten years.  As the exercise price of certain of these options was less than the market price of the Company’s common stock as at the date of grant, the Company has recorded an intrinsic value stock based compensation expense of $78,600.  In addition the Company has disclosed a pro-forma expense of $16,500 relating to the additional fair value of these options as estimated using the Black-Scholes option pricing model assuming an expected life of ten years, a risk-free interest rate of 3% and an expected volatility of 103%.

As at June 30, 2005, 305,000 shares have been granted and no stock options were outstanding under the Incentive Stock Option Plan and 776,825 stock options were outstanding under the Non-Qualified Stock Option Plan.  The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	185,000	$ 0.32	2.98 years
Granted during the year	1,624,200	0.23
Expired during the year	(85,000)	0.25
Exercised during the year	(954,000)	0.11

Balance, December 31, 2004	770,200	0.39	2.81 years
Granted during the period	26,625	0.33
Expired during the period	-	-
Exercised during the period	(20,000)	0.18

Balance, June 30, 2005	776,825	$ 0.40	2.25 years

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005 (Unaudited)

NOTE 5 – CAPITAL STOCK (cont’d)

Share Purchase Warrants

The Company’s share purchase warrant activity is as follows:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	839,255	$ 0.94	1.21 years
Issued during the year	1,385,000	0.37
Expired during the year	(439,255)	0.89
Exercised during the year	-	-

Balance, December 31, 2004	1,785,000	0.51	0.77 years
Issued during the period	325,000	0.35
Expired during the period	-	-
Exercised during the period	-	-

Balance, June 30, 2005	2,110,000	$ 0.49	0.75 years

Item 2. Management’s Discussion and Analysis

Results of Operations

Sales during the six months ended June 30, 2005 sales increased 46% over the same period ended June 30, 2004 due to efforts by the Company to increase awareness of the Company’s products in the marketplace. The Company’s gross margin increased from 38% to 45% over the same period described mainly due to increased productivity and costs savings from the new in house printing facility.  Sales during the three months ended June 30, 2005 sales increased 63% over the same period ended June 30, 2004 due to efforts by the Company to increase awareness of the Company’s products in the marketplace. The Company’s gross margin decreased from 52% to 40% over the same period described mainly due to approximately $14,000 in losses in material that was not produced to industry standards.

During the six months ended June 30, 2005, the Company did not enter into any new reseller agreement contracts in order to direct our resources to the New York City Department of Buildings Local Law 26 which is to come into effect in September 2005. These agreements allow the reseller access to of all Luna’s products at set prices in order to compete competitively at the wholesale level.  During the six months ended June 30, 2004, reseller agreements worth $106,000 were received from customers in connection with reseller agreements

General and administrative expenses net of stock based compensation for the six months ended June 30, 2005  increased by approximately $18,500 over the same period ended June 30, 2004 with the addition of management, staff and overhead needed to facilitate the Company’s growth and ongoing product development. General and administrative expenses net of stock based compensation for the three months ended June 30, 2005  increased by approximately $39,000 over the same period ended June 30, 2004 with the addition of management, staff and overhead needed to facilitate the Company’s growth and ongoing product development. During the three months and six months ended June 30, 2005, stock-based compensation of $18,000 an $24,400, respectively, was expensed representing the fair value of stock bonus plan shares awarded.

Mr. Brian Fiddler resigned his position as Chief Financial Officer and Director as of April 4, 2005. Ms Kimberly Landry will now serve in this position and will also continue her roles as Chairman of the Board of Luna Technologies International Inc. and its subsidiary Luna Technologies (Canada) Ltd.

Liquidity and Capital Resources

During the six months ended June 30, 2005 the Company’s operations used $268,889 in cash. The Company satisfied its operational requirements during the period through the sale of common stock and subscriptions for a total of $315,600. The Company repaid its bank overdraft of $184, repaid $9,244 to related parties, and paid $19,998 towards the convertible debenture.

The Company anticipates its capital needs during the twelve month period ended June 30, 2006 to be $800,000 for general and administrative expenses, including $100,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity.  Due to operating losses of the Company since inception, the Company’s operations have not been a source of liquidity.  At June 30, 2005, the Company has a working capital deficiency of $224,240.  The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

The Company does not have any “off-balance sheet arrangements” (as such term defined in Item 303 of Regulations S-K).

Item 3. Controls and Procedures

Kimberly Landry, the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and in their opinion the Company’s disclosure controls and procedures ensure that material information relating to the Company, including the Company’s consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  To the knowledge of Ms. Landry there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.  As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company’s internal controls were required.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

During the six months ended June 30, 2005 and up to the date of this report, the Company issued 80,000 shares of its common stock to a director and a former director under the Company’s stock bonus plan, 20,000 shares of its common stock on exercise of options under the non qualified stock option plan.  The issuance of these shares was registered by means of a registration statement on Form S-8. The Company issued a total of 1,433,750 shares in connection with private placements..

Item 3. Defaults Upon Senior Securities.

The Company is currently under default in connection with the non interest bearing promissory note payable to Douglas Sinclair for outstanding management fees. Refer to  Note 3 on our June 30, 2005 financial statements for details.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

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

Dated:  August 19, 2005

                                                                          LUNA TECHNOLOGIES INTERNATIONAL, INC.

                                                                          By:   /s/ Kimberly Landry
                                                                                   Kimberly Landry, Chief Executive Officer

                                                                                  /s/ Kimberly Landry
                                                                                    Kimberly Landry, Chief Financial Officer