Form 10QSB
period 2005-09-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2005-11-21
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or
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

YES [X]           NO [  ]

As of November 17, 2005 the Company had 12,598,398 shares of common stock issued and outstanding.

Item 1. Financial Statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

LUNA TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004

	(Unaudited)

ASSETS

CURRENT ASSETS
Accounts receivable	$ 94,408	$ 81,357
Inventory	43,411	75,437
Prepaid expenses and other	38,524	6,027

	176,343	162,821

FURNITURE AND EQUIPMENT, net of depreciation of $87,465 (2004 - $81,424)	9,564	15,605

	$ 185,907	$ 178,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$ 3,381	$ 184
Accounts payable and accrued liabilities	293,654	265,505
Convertible debenture (Note 4)	30,272	56,797
Current portion of notes payable (Note 3)	184,559	78,168
Due to related parties (Note 3)	19,322	16,160

	531,188	416,814
NOTES PAYABLE (Note 3)	-	101,497

	531,188	518,311

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.0001 par value, 30,000,000 shares authorized
11,598,398 (2004 – 9,664,648) shares issued and outstanding	1,160	966
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized
NIL issued and outstanding	-	-
Additional paid-in capital	2,354,194	2,032,988
Warrants	197,350	124,000
Deficit	(2,788,026)	(2,406,065)
Accumulated other comprehensive loss	(109,959)	(91,774)

	(345,281)	(339,885)

	$ 185,907	$ 178,426

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

SALES	$ 189,343	$ 161,148	$ 527,817	$ 392,809
COST OF SALES	87,149	67,171	273,212	210,585

GROSS MARGIN	102,194	93,977	254,605	182,224
OTHER INCOME	-	14,000	-	120,000

	102,194	107,977	254,605	302,224

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	23,298	10,435	33,644	72,901
Consulting – stock based (Note 5)	-	-	24,400	43,300
Depreciation	1,952	2,510	6,041	8,315
Interest	658	1,649	2,659	5,466
Management fees	37,526	93,767	120,085	167,722
Office and general	64,362	24,437	160,005	97,089
Professional fees	47,218	53,601	85,531	86,405
Rent	10,147	9,176	26,918	25,157
Research and development, net of recoveries	15,229	21,564	27,386	52,460
Wages and benefits	31,625	21,410	149,897	94,855

	232,015	238,549	636,566	653,670

NET LOSS FOR THE PERIOD	$ (129,821)	$ (130,572)	$ (381,961)	$(351,446)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.02)	$ (0.04)	$ (0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	10,858,779	6,989,836	10,205,874	7,071,169

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (381,961)	$ (351,446)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	6,041	8,315
- stock-based compensation	24,400	43,300
- accrued interest expense	(52)	(80)
- accounts receivable	(13,051)	(49,795)
- inventory	32,026	35,801
- prepaid expenses	(32,497)	(2,076)
- accounts payable	28,149	19,658

NET CASH USED IN OPERATING ACTIVITIES	(336,945)	(296,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(5,912)

NET CASH USED IN INVESTING ACTIVITIES	-	(5,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	3,197	(11,252)
Issuance of common shares and warrants	370,350	352,000
Convertible debenture repayments	(26,473)	(29,997)
Advances from (to) related parties	3,162	45,316
Payment to former related parties	7,547	(30,800)

NET CASH FLOWS FROM FINANCING ACTIVITIES	357,783	325,267

EFFECT OF EXCHANGE RATE CHANGES	(20,838)	(15,493)

INCREASE (DECREASE) IN CASH	-	7,539

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$ -	$ 7,539

Non-cash activities:

Refer to Notes 3 and 5.

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (Unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At September 30, 2005 the Company has a working capital deficiency of $354,845 and has incurred losses since inception raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations.  In addition, during the nine months ended September 30, 2005, 80% of the Company’s total sales was derived from two customers, one customer of which also provided financing to the Company in connection with the Convertible Debenture as described in Note 4 accounted for 65% of sales.

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

SEPTEMBER 30, 2005 (Unaudited)

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

SEPTEMBER 30, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-Based Compensation cont’d
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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Nine months ended September 30,
		2005	2004

Net loss for the period	As reported	$ (381,961)	$ (220,874)
SFAS 123 compensation expense	Pro-forma	(11,850)	-

Net loss for the year	Pro-forma	$ (393,811)	$ (220,874)

Pro-form and basic net loss per share	Pro-forma	$ (0.04)	$ (0.03)

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

SEPTEMBER 30, 2005 (Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company pays the Chief Executive Officer (“CEO”) and President CDN$7,500 each.  These obligations are on a month by month basis.

During the period the Company had transactions with directors and officers, as follows: expenses paid on behalf of and advances made to the Company - $8,793 (2004 - $65,000); management fees incurred by the Company  - $120,085 (2004 - $37,563); and payments and reimbursements made by the Company - $125,716(2004 - $64,320) leaving $19,322 owing as at September 30, 2005 (December 31, 2004 - $16,160).

During 2003 LTC and the Company executed a guarantee of certain unpaid management fees owing to the then CEO of LTC) totaling $123,750 (CAN$165,000.  Effective August 31, 2004, the CEO of LTC resigned and entered into an agreement with the Company for the payment of these guaranteed amounts an additional fees owing.  Effective August 3, 2004, the Company had guaranteed, by a non-interest bearing promissory note, outstanding management fees due to the former CEO of LTC totaling CAN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$ 20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January 15, 2006, CDN$40,000 on June 15, 2006 and CDN$52,000 on January 15, 2007.  In addition, the Company agreed to a severance payment of CDN$43,200 to be paid in twelve equal monthly installments of CDN$3,600.  To September 30, 2005 CDN$69,285 has been paid in connection with the above agreements leaving CDN$167,000 (US$143,829) owing. The Company did not pay the CDN $20,000 installment due January 15, 2005 or the CDN $25,000 installment due June 15, 2005 and has classified the debt as current to reflect the default in payment terms.

The Company and LTC have non-interest-bearing promissory notes totalling $40,730 to LTBC originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2006.

Unless otherwise noted, all amounts due to related parties are unsecured, non-interest bearing and with no specific terms of repayment.

NOTE 4 – CONVERTIBLE DEBENTURE

Effective December 21, 2002 the Company issued a $120,000 Secured Convertible Debenture (the “Debenture”).  The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum.  The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005.  Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. During 2005 the Company made principal and interest payments totalling $29,060, however, the September 2005 debenture payment was not made (subsequently paid),  At September 30, 2005   $263 of interest has been accrued, this Debenture was issued to the Company’s major customer as described in Note 1.

The total unpaid balance of principal and interest may be converted at any time into restricted shares of the Company’s common stock at a price of $0.90 per share during 2004 and $1.20 per share during 2005.

NOTE 5 – CAPITAL STOCK

During 2005 the Company issued 1,833,750 units at a price of $0.20 per unit for proceeds of $366,750.  Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at   prices ranging from $0.35 - $0.55 for a period ranging from April 1, 2005 to October 28, 2007.  The estimated fair value of the warrants of $73,350 has been recorded as a separate component of stockholders’ equity.

During 2005 the Company awarded 80,000 shares of common stock under the Stock Bonus Plan with a fair value of $24,400. At September 30, 2005 122,188 shares remain available for awards under the Stock Bonus Plan.

During 2005 the Company issued 20,000 shares of common stock under the Non-Qualified Stock Option Plan for proceeds of $3,600.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (Unaudited)

NOTE 5 – CAPITAL STOCK (cont’d)

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

SEPTEMBER 30, 2005 (Unaudited)

NOTE 5 – CAPITAL STOCK (cont’d)

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

As at September 30, 2005, 305,000 shares have been granted and no stock options were outstanding under the Incentive Stock Option Plan and 776,825 stock options were outstanding under the Non-Qualified Stock Option Plan.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	185,000	$ 0.32	2.98 years
Granted during the year	1,624,200	0.23
Expired during the year	(85,000)	0.25
Exercised during the year	(954,000)	0.11

Balance, December 31, 2004	770,200	0.39	2.81 years
Granted during the period	26,625	0.33
Expired during the period	-	-
Exercised during the period	(20,000)	0.18

Balance, September 30, 2005	776,825	$ 0.40	2.00 years

Share Purchase Warrants
The Company’s share purchase warrant activity is as follows:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	839,255	$ 0.94	1.21 years
Issued during the year	1,385,000	0.37
Expired during the year	(439,255)	0.89
Exercised during the year	-	-

Balance, December 31, 2004	1,785,000	0.51	0.77 years
Issued during the period	1,833,750	0.35
Expired during the period	1,500,000	0.42
Exercised during the period	-	-

Balance, September 30, 2005	2,118,750	$ 0.44	0.93 years

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Effective October 19, 2005 the Company filed a Form S-8 Registration Statement for 10,150,000 shares authorized under the Non-Qualified Stock Option Plan and the Stock Bonus Plan.

Subsequent to September 30, 2005, the Company and a consultant signed a Corporate Development Services Agreement which granted the consultant a total of 3,600,000 stock options for a period of two years at exercise prices ranging from $0.001 to $0.10 per share. Under the terms of this agreement, the Company issued 500,000 shares at an exercise price of $0.001 per share and  500,000 shares at an exercise price of  $0.05 per share for total proceeds of $25,500.

Item 2. Management’s Discussion and Analysis

Results of Operations

Sales during the nine months ended September 30, 2005 sales increased 34% over the same period ended September 30, 2004 due to efforts by the Company to increase awareness of the Company’s products in the marketplace. The Company’s gross margin increased from 46% to 48% over the same period described mainly due to increased productivity and costs savings from our in house printing facility.  Sales during the three months ended September 30, 2005 sales increased 17% over the same period ended September 30, 2004 due to efforts by the Company to increase awareness of the Company’s products in the marketplace. The Company’s gross margin decreased from 58% to 54% over the same period described mainly due to manufacturing price increases from our suppliers.

During the nine months ended September 30, 2005, the Company has entered into several new reseller agreement contracts, however, these new agreements are not territory specific as previous reseller agreements were.  Previous reseller agreements were fee based because they provided a mutually exclusive territory, these new non-fee based reseller agreements are not mutually exclusive and allow the Company to have several multi state distributors carry Luna’s products on a nation wide scale.    During the nine months ended September 30, 2004, reseller agreements worth $14,000 were received from customers in connection with reseller agreements

General and administrative expenses net of stock based compensation for the nine months ended September 30, 2005  decreased by approximately $6,000 over the same period ended September 30, 2004 highlighted by the decrease in  management fees by approximately $56,000 and the increase in aggregate of office and professional fees by $50,000.  General and administrative expenses net of stock based compensation for the three months ended September 30, 2005  increased by approximately $2,000 over the same period ended September 30, 2004.  Highlights for the comparative 9 month period  include the decrease in management fees of approximately $47,000 due to the resignations or Mr. Doug Sinclair and Mr. Brian Fiddler and the increase in office and general, and wages and benefits, by approximately $63,000 and $55,000 respectively, needed to facilitate the Company’s growth and ongoing product development. During the three months and nine months ended September 30, 2005, stock-based compensation of $NIL and $24,400, respectively, was expensed representing the fair value of stock bonus plan shares awarded.

Mr. Brian Fiddler resigned his position as Chief Financial Officer and Director as of April 4, 2005. Ms Kimberly Landry will now serve in this position and will also continue her roles as Chairman of the Board of Luna Technologies International Inc. and its subsidiary Luna Technologies (Canada) Ltd.

Liquidity and Capital Resources

During the nine months ended September 30, 2005 the Company’s operations used $336,945 in cash. The Company satisfied its operational requirements during the period through the sale of common stock and subscriptions for a total of $370,350, advances from related and former related parties of $10,709 and a bank overdraft of $3,197. The Company paid $26,473 towards the convertible debenture.

The Company anticipates its capital needs during the twelve month period ended September 30, 2006 to be $800,000 for general and administrative expenses, including $100,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity.  Due to operating losses of the Company since inception, the Company’s operations have not been a source of liquidity.  At September 30, 2005, the Company has a working capital deficiency of $354,845.  The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

          None.

Item 2. Changes in Securities.

During the nine months ended September 30, 2005 and up to the date of this report, the Company issued 580,000 shares of its common stock to a consultant, director and a former director under the Company’s stock bonus plan and 520,000 shares of its common stock on exercise of options under the non qualified stock option plan.  The issuance of these shares was registered by means of a registration statement on Form S-8. The Company issued a total of 1,833,750 shares in connection with private placements.

Subsequent to September 30, 2005, the Company granted 3,600,000 stock options under the terms of a Corporate Development Services Agreement and issued 1,000,000 shares for the exercise of stock options granted under this agreement. Refer to Note 6 of the financial statements.

Item 3. Defaults Upon Senior Securities.

The Company did not pay the September 21, 2005 debenture payment of $3,536.90 until October 19, 2005, the debenture holder did not provide any written notice to the Company the debenture was in default.

The Company is currently under default in connection with the non interest bearing promissory note payable to Douglas Sinclair for outstanding management fees. Refer to  Note 3 on our September 30, 2005 financial statements for details.

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

Dated:  November 17, 2005

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