Form 10QSB/A
period 2005-09-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2005-12-02
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB-A

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

YES [X]           NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES [  ]           NO [X]

As of November 29, 2005 the Company had 12,598,398 shares of common stock issued and outstanding.

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

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.0001 par value, 30,000,000 shares authorized
11,598,398 (December 31, 2004 – 9,664,648) shares issued and outstanding	1,160	966
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized
NIL issued and outstanding	-	-
Additional paid-in capital	2,354,194	2,032,988
Warrants	197,350	124,000
Deficit	(2,788,025)	(2,406,065)
Accumulated other comprehensive loss	(109,960)	(91,774)

	(345,281)	(339,885)

	$ 185,907	$ 178,426

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

SALES	$ 189,343	$ 161,148	$ 527,817	$ 392,809
COST OF SALES	87,149	67,171	273,212	210,585

GROSS MARGIN	102,194	93,977	254,605	182,224
OTHER INCOME	-	14,000	-	120,000

	102,194	107,977	254,605	302,224

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	23,298	9,635	33,644	72,901
Consulting – stock based (Note 5)	-	800	24,400	43,300
Depreciation	1,952	2,510	6,041	8,315
Interest	658	1,649	2,659	5,466
Management fees	37,526	72,272	120,085	146,227
Office and general	64,362	24,437	160,004	97,089
Professional fees	47,218	53,601	85,531	86,405
Rent	10,147	9,176	26,918	25,157
Research and development, net of recoveries	15,229	21,564	27,386	52,460
Wages and benefits	31,625	42,905	149,897	116,350

	232,015	238,549	636,565	653,670

NET LOSS FOR THE PERIOD	$ (129,821)	$ (130,572)	$ (381,960)	$(351,446)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.02)	$ (0.04)	$ (0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	10,858,779	7,408,503	10,205,874	7,071,169

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (381,960)	$ (351,446)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	6,041	8,315
- stock-based compensation	24,400	43,300
- accrued interest expense	139	(80)
- accounts receivable	(13,051)	(49,795)
- inventory	32,026	35,801
- prepaid expenses	(32,497)	(2,076)
- accounts payable	28,149	19,658

NET CASH USED IN OPERATING ACTIVITIES	(336,753)	(296,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(5,912)

NET CASH USED IN INVESTING ACTIVITIES	-	(5,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	3,197	(11,252)
Issuance of common shares and warrants	370,350	352,000
Convertible debenture repayments	(26,664)	(29,997)
Advances from related parties	3,162	45,316
Payment to former related party	-	(30,800)

NET CASH FLOWS FROM FINANCING ACTIVITIES	350,045	325,267

EFFECT OF EXCHANGE RATE CHANGES	(13,292)	(15,493)

INCREASE IN CASH	-	7,539

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$ -	$ 7,539

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

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may include all information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Nine months ended September 30,
		2005	2004

Net loss for the period	As reported	$ (381,960)	$ (351,446)
SFAS 123 compensation expense	Pro-forma	(38,810)	(34,450)

Net loss for the period	Pro-forma	$ (420,770)	$ (385,896)

Pro-forma and basic net loss per share	Pro-forma	$ (0.04)	$ (0.05)

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

During 2003 LTC and the Company executed a guarantee of certain unpaid management fees owing to the then CEO of LTC) totaling $123,750 (CAN$165,000.  Effective August 31, 2004, the CEO of LTC resigned and entered into an agreement with the Company for the payment of these guaranteed amounts an additional fees owing.  Effective August 3, 2004, the Company had guaranteed, by a non-interest bearing promissory note, outstanding management fees due to the former CEO of LTC totaling CAN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$ 20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January 15, 2006, CDN$40,000 on June 15, 2006 and CDN$52,000 on January 15, 2007.  In addition, the Company agreed to a severance payment of CDN$43,200 to be paid in twelve equal monthly installments of CDN$3,600.  To September 30, 2005 CDN$63,200 has been paid in connection with the above agreements leaving CDN$167,000 (US$143,829) owing. The Company did not pay the CDN $20,000 installment due January 15, 2005 or the CDN $25,000 installment due June 15, 2005 and has classified the debt as current to reflect the default in payment terms.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (Unaudited)

NOTE 5 – CAPITAL STOCK (cont’d)

During the third quarter of 2004 the Company granted a total of 659,200 stock options to the Company’s new president at exercise prices ranging from $0.35 per share to $0.75 per share, exercisable for a term of three years.  The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 102% resulting in a pro forma expense of $142,200 to be disclosed in Note 2 upon vesting of the options.  Of these options, 59,200 vested immediately and the remaining 600,000 vest at a rate of 16,667 per month for a period of three years.  To September 30, 2005, $63,160 (December 31, 2004 - $30,850) of the pro forma expense has been disclosed and the remaining $95,550 will be disclosed upon vesting of the options.

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

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	185,000	$ 0.32	2.98 years
Granted during the year	1,624,200	0.23
Expired during the year	(85,000)	0.25
Exercised during the year	(954,000)	0.11

Balance, December 31, 2004	770,200	0.39	2.81 years
Granted during the period	26,625	0.33
Expired during the period	-	-
Exercised during the period	(20,000)	0.18

Balance, September 30, 2005	776,825	$ 0.40	2.00 years

Share Purchase Warrants
The Company’s share purchase warrant activity is as follows:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	839,255	$ 0.94	1.21 years
Issued during the year	1,385,000	0.37
Expired during the year	(439,255)	0.89
Exercised during the year	-	-

Balance, December 31, 2004	1,785,000	0.51	0.77 years
Issued during the period	1,833,750	0.35
Expired during the period	(1,500,000)	0.42
Exercised during the period	-	-

Balance, September 30, 2005	2,118,750	$ 0.44	1.65 years

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Effective October 19, 2005 the Company filed a Form S-8 Registration Statement for 10,150,000 shares authorized under the Non-Qualified Stock Option Plan and the Stock Bonus Plan.

Effective October 11, 2005, the Company and a consultant signed a Corporate Development Services Agreement in connection with which the consultant will provide services to the Company for a period ending 21 days after notice of termination is given by either party.  In consideration for the services, the Company has granted to the consultant a total of 3,600,000 options to purchase shares of the Company’s common stock for a period of two years. The options are exercisable as follows: 500,000 at $0.001 per share; 1,300,000 at $0.05 per share and 1,800,000 at $0.10 per share.  The options vest as follows: 500,000 on signing of the agreement and the remaining 3,100,000 over a six month period commencing one month from the signing of the agreement.  To date the Company has issued 500,000 common shares on the exercise of options at an exercise price of $0.001 per share and 500,000 common shares on the exercise of options at an exercise price of $0.05 per share for total proceeds of $25,500.

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

During the nine months ended September 30, 2005, the Company has entered into several new reseller agreement contracts, however, these new agreements are not territory specific as previous reseller agreements were.  Previous reseller agreements were fee based because they provided a mutually exclusive territory, these new non-fee based reseller agreements are not mutually exclusive and allow the Company to have several multi state distributors carry Luna’s products on a nation wide scale.    During the nine months ended September 30, 2004, $120,000 was received from customers in connection with reseller agreements.

General and administrative expenses net of stock based compensation for the three months ended September 30, 2005  decreased by approximately $6,000 over the same period ended September 30, 2004 highlighted by the decrease in  management fees and wages and benefits by approximately $45,000 and the increase in aggregate of office, consulting and professional fees by $47,000.  General and administrative expenses net of stock based compensation for the nine months ended September 30, 2005  increased by approximately $2,000 over the same period ended September 30, 2004.  Highlights for the comparative 9 month period  include the decrease in management fees of approximately $26,000 due to the resignations or Mr. Doug Sinclair and Mr. Brian Fiddler and the increase in office and general, and wages and benefits, by approximately $63,000 and $34,000 respectively, needed to facilitate the Company’s growth and ongoing product development. During the three months and nine months ended September 30, 2005, stock-based compensation of $NIL and $24,400, respectively, was expensed representing the fair value of stock bonus plan shares awarded.

Mr. Brian Fiddler resigned his position as Chief Financial Officer and Director as of April 4, 2005. Ms Kimberly Landry will now serve in this position and will also continue her roles as Chairman of the Board of Luna Technologies International Inc. and its subsidiary Luna Technologies (Canada) Ltd.

Liquidity and Capital Resources

During the nine months ended September 30, 2005 the Company’s operations used $336,753 in cash. The Company satisfied its operational requirements during the period through the sale of common stock and subscriptions for a total of $370,350, advances from related parties of $3,162 and a bank overdraft of $3,197. The Company paid $26,664 towards the convertible debenture.

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

Item 3. Defaults Upon Senior Securities.

The Company did not pay the September 21, 2005 debenture payment of $3,537 until October 19, 2005, the debenture holder did not provide any written notice to the Company the debenture was in default.

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

Dated:  November 29, 2005

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