Form 10KSB/A
period 2004-12-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-03-01
CIK 1085217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25474

LUNA TECHNOLOGIES INTERNATIONAL, INC.

(Name of Small Business Issuer in its charter)

Delaware	91-1987288
(State of incorporation)	(IRS Employer Identification No.)

61A Fawcett Road
Coquitlam, British Columbia, Canada	V3K 6V2
(Address of Principal Executive Office)	Zip Code

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
☒YES   NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Company's revenues for the most recent fiscal year were $657,165.

The aggregate market value of the voting stock held by non-affiliates of the Company as of April 15, 2005 was approximately $1,392,044.

As of April 15, 2005 the Company had 10,009,648 issued and outstanding shares of common stock.

EXPLANATORY NOTE: This Amended Annual Report on Form 10-KSB/A is being filed for the purpose of amending the form on which the Company previously filed its Annual Report on Form 10-KSB filed by the Company on April 25, 2005. This amended Annual Report is being filed for the sole purpose of modifying Item 3 Controls and Procedures and Exhibits 31.1, 31.2, 32.1 and 32.2. In all other material respects this Amended Annual Report on Form 10-QSB is unchanged from the Annual Report on Form 10-KSB/A filed by the Company on April 25, 2005.

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

INDEX

PART I

		Page

Item 1.	Description of Business	1
Item 2.	Description of Property	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of Matters to a Vote of Security Holders	3

PART II

Item 5.	Market for the Registrant's Common Equity and
	Related Stockholder Matters and Small Business Issuer Purchases of
	Equity Securities	3
Item 6.	Management's Discussion and Analysis or Plan of Operation	4
Item 7.	Financial Statements	5
Item 8.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	5
Item 8A.	Controls and Procedures	5

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance
	with Section 16(A) of the Exchange Act.	5
Item 10.	Executive Compensation	6
Item 11.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	12
Item 12.	Certain Relationships and Related Transactions	13
Item 13.	Exhibits	14

PART IV

Item 14.	Principal Accountant Fees and Services	15

SIGNATURES

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. As of the end of our fiscal year ended December 31, 2004, we conducted an evaluation, under the supervision and with the participation of Kimberly Landry, our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, we have concluded that our disclosure controls and procedures are effective to ensure the timely collection, evaluation and disclosure of information relating to our company and our consolidated subsidiaries, that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

(b)   Changes in internal controls.   There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

	Annual Compensation				Long Term Compensation
				Other	Restricted
				Annual	Stock	Options
	Fiscal	Salary	Bonus	Compensation	Awards	Granted
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)
Kimberly Landry,	2004	$55,705	$46,750	500,000
President between	2003	$45,120	—	—	—	—
September 1, 2001	2002	$20,000	—	—	—	—
and August 31, 2004,
and Chief Executive
Officer since August 31, 2004

Scott Bullis,	2004	$22,016	—	—	—	659,200
President since August 31, 2004

(1)	The dollar value of base salary (cash and non-cash) received.
(2)	The dollar value of bonus (cash and non-cash) received.
(3)	Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4)	Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of December 31, 2004.

Name	Shares	Value
Kimberly Landry	2,025,000	$790,000

Scott Bullis	—	—

(5)	The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

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

	Total	Shares		Remaining
	Shares	Reserved for		Shares Options/
	Reserved	Outstanding	Issued As	Shares
Name of Plan	Under Plan	Options	Stock Bonus	Under Plan
Incentive Stock Option Plan	750,000	—	N/A	445,000
Non-Qualified Stock Option Plan	4,000,000 (1)	770,200	N/A	2,193,130
Stock Bonus Plan	1,250,000 (1)	N/A	777,812	472,188

(1)	Reflects amendment to Plan in February 2005 which increased number of shares issuable upon exercise of options granted pursuant to the Plan.

The persons listed below have received options or shares of the Company's common stock as a stock bonus:

Incentive Stock Options

	Shares			Expiration	Options Expired/
	Subject	Exercise	Date of	Date of	Exercised as of
Option Holder	To Option	Price	Grant	Option	April 15, 2005
Employee	5,000	$0.50	03/04/03	03/04/04	5,000
Consultant	300,000	$0.23	10/7/04	10/7/06	300,000
	305,000

Non-Qualified Stock Options

	Shares			Expiration	Options Expired/
	Subject	Exercise	Date of	Date of	Exercised as of
Option Holder	To Option	Price	Grant	Option	April 15, 2005
Brian Fiddler	40,000	$0.10	08/15/03	08/30/08	40,000
Brian Fiddler	40,000	$0.18	08/15/03	08/30/08	20,000
Brian Fiddler	20,000	$0.50	08/15/03	08/30/08
Brian Fiddler	20,000	$0.25	08/15/03	08/30/08
Brian Fiddler	20,000	$0.40	08/15/03	08/30/08
Brian Fiddler	20,000	$0.60	08/15/03	08/30/08
Scott Bullis	52,800	$0.35	07/26/04	08/26/07
Scott Bullis	6,400	$0.75	07/26/04	08/26/07
Scott Bullis	400,000	$0.35	07/26/04	08/26/07
Scott Bullis	200,000	$0.50	07/26/04	08/26/07
Kimberly Landry	359,000	$0.04	10/06/04	11/04/04	359,000
KimberlyLandry	130,000	$0.04	10/06/04	11/18/04	130,000
Kimberly Landry	11,000	$0.04	10/06/04	10/06/14
Other employees and consultants	572,670	$0.05/$0.50	*	*	572,670
	1,891,870				1,121,670

*	Various dates

Stock Bonuses

	Shares Issued
Name	as Stock Bonus	Date Issued
Brian Fiddler	18,000	8/15/03
Kimberly Landry	205,000	10/04/04
Brian Fiddler	30,000	10/04/04
Robert Humber	100,000	10/04/04
Douglas Sinclair	175,000	10/04/04
Kimberly Landry	20,000	12/31/04
Brian Fiddler	20,000	12/31/04
Kimberly Landry	10,000	01/25/05
Brian Fiddler	10,000	01/25/05
Other employees and consultants	189,812	Various dates
	777,812

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

		% of Total
		Options
		Granted to	Exercise
	Options	Employees in	Price Per	Expiration
Name	Granted (#)	Fiscal Year	Share	Date
Kimberly Landry	489,000	42%	$0.04	11/04
Kimberly Landry	11,000	1%	$0.04	10/14
Scott Bullis	659,000	57%	Various	8/07
Brian Fiddler (5)	—	—	—	—
Robert H. Humber	—	—	—	—

Value (in $) of
Unexercised
			Number of	In-the-Money
			Unexercised	Options at Fiscal
	Shares		Options (3)	Year-End (4)
	Acquired On	Value	Exercisable/	Exercisable/
Name	Exercise (1)	Realized (2)	Unexercisable	Unexercisable
Kimberly Landry	489,000	$148,990	11,000/—	$4,290/--
Scott Bullis	—	—	—	—
Brian Fiddler (5)	—	—	—	—
Robert H. Humber	—	—	—	—

(1)	The number of shares received upon exercise of options during the year ended December 31, 2004.
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

Number of Securities
Remaining Available
	Number		For Future Issuance
	of Securities		Under Equity
	to be Issued	Weighted-Average	Compensation Plans
	Upon Exercise	Exercise Price of	(Excluding Securities
	of Outstanding	of Outstanding	Reflected in
Plan Category	Options [a]	Options	Column (a))
Incentive Stock	—	—	445,000
Option Plan

Non-Qualified Stock	770,200	$0.39	2,193,130
Option Plan

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of April 15, 2005.

	Shares of
Name and Address	Common Stock (1)	Percent of Class
Kimberly Landry	2,025,000	21%
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3
Scott Bullis	—	—
1204 - 939 Beatty St.
Vancouver, British Columbia
Canada, V6C 3Z1
Robert H. Humber	100,000	1%
13058 1/2 39th Ave., N.E
Seattle, WA 98125-4614
Douglas Sinclair	1,584,000	16%
1653 Plateau Crescent
Coquitlam, British Columbia
Canada V3B 3E3
Robert Young	1,250,000	12.9%
6687 Nelson St.
West Vancouver, British Columbia
Canada V7W 2A5
All Officers and Directors as a Group (3 persons)	2,125,000	22%

*	Less than 1%
(1)	Excludes shares issuable upon the exercise of options or warrants held by the following persons:

Shares Issuable Upon Exercise of
Name	Options or Warrants Exercisable

Kimberly Landry	11,000
Scott Bullis	659,000
Robert H. Humber	—

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In April 1999 the Company issued shares of its common stock to the persons, in the amounts, and for the consideration set forth below:

	Number
Name	of Shares	Consideration
Robert H. Humber	800,000	$800
Kimberly Landry	1,580,000	$1,580
Other third parties	2,120,000	$2,120

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Exhibit Name	Page Number
Exhibit 3	Articles of Incorporation and Bylaws	*
Exhibit 4	Instruments Defining the Rights of Security Holders
Exhibit 4.1	Incentive Stock Option Plan	**
Exhibit 4.2	Non-Qualified Stock Option Plan	**
Exhibit 4.3	Stock Bonus Plan	**
Exhibit 10	Material Contracts
Exhibit 10.1	Agreement relating to purchase of patent rights	*
Exhibit 10.2	Assignment of patent rights	*
Exhibit 10.3	Agreement relating to purchase of proprietary technology and trademarks	*
Exhibit 10.4	Assignment of trademarks	*
Exhibit 10.5	Non-Compete Agreement	*
Exhibit 23	Accountants' Consent
Exhibit 31	Rule 13a-14(a)/15d-14(a) certifications
Exhibit 32	Section 1350 certifications

*	Incorporated by reference to the same exhibit filed as part of the Company's Registration Statement on Form 10-SB.
**	Incorporated by reference to the same exhibit filed as part of the Company's Registration Statement on Form S-8 (Commission File # 333-112647).

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

	2003	2004

Audit Fees	$17,600	$18,297
Audit-Related Fees	—	—
Financial Information Systems	—	—
Design and Implementation Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

"Dale Matheson Carr-Hilton LaBonte"

CHARTERED ACCOUNTANTS

Vancouver, B.C.
Canada
March 31, 2005

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December	December
	31, 2004	31, 2003

ASSETS

CURRENT ASSETS
Accounts receivable	$81,357	$49,127
Prepaid expenses	6,027	3,960
Inventory	75,437	88,247
	162,821	141,334

FURNITURE AND EQUIPMENT, net of depreciation of $81,424 (2003 - $70,340)	15,605	20,777
	$178,426	$162,111

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$184	$11,252
Accounts payable and accrued liabilities	265,505	229,738
Current portion of convertible debenture (Note 4)	56,797	39,996
Due to related parties (Note 3)	16,160	167,506
Current portion of notes payable (Note 3)	78,168	40,730
	416,814	489,222
CONVERTIBLE DEBENTURE (Note 4)	—	56,885
NOTE PAYABLE (Note 3)	101,497	—
	518,311	546,107

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.0001 par value, 30,000,000 shares authorized 9,664,648 (2003 - 6,727,836) shares issued and outstanding	966	673
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized
NIL issued and outstanding	—	—
Additional paid-in capital	2,032,988	1,342,003
Warrants	124,000	74,000
Deficit	(2,406,065)	(1,735,410)
Accumulated other comprehensive loss	(91,774)	(65,262)
	(339,885)	(383,996)
	$178,426	$162,111

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003

SALES	$537,165	$381,721
COST OF SALES	269,395	232,759

GROSS PROFIT	267,770	148,962
OTHER INCOME	120,000	100,000
	387,770	248,962

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	85,519	86,958
Consulting - stock based (Note 5)	279,468	193,500
Depreciation	11,084	19,686
Interest and bank charges	12,745	49,542
Interest on convertible debenture	6,197	8,990
Management fees	187,174	145,558
Office and general	166,584	127,336
Professional fees	101,987	54,718
Rent	33,716	27,303
Research and development, net of recoveries	55,097	46,925
Wages and benefits	172,219	99,958
Gain on write-off of accounts payable (Note 6)	(53,365)	—
	1,058,425	860,474

NET LOSS FOR THE YEAR	$(670,655)	$(611,512)

BASIC NET LOSS PER SHARE	$(0.09)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,615,138	6,067,002

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

						Accumulated
	Common Stock		Additional	Share		Other
	Number of		Paid	Purchase		Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	Income (loss)	Total
Balance, December 31, 2002	5,415,166	$542	$605,150	$-	$(1,123,898)	$(2,970)	$(521,176)

Issued for cash at - $0.50 per share	200,000	20	79,980	20,000	—	100,000
- $0.60 per share	250,000	25	119,975	30,000	—	150,000
- $0.80 per share	150,000	15	95,985	24,000	—	120,000

Issued for consulting services	6,000	1	2,999	—	—	—	3,000
Issued for debt settlement	225,000	23	86,877	—	—	—	86,900

Issued on exercise of options - $0.05 per share	25,000	3	1,247	—	—	—	1,250
- $0.10 per share	50,000	5	4,995	—	—	—	5,000
- $0.18 per share	20,000	2	3,598	—	—	—	3,600
- $0.38 per share	34,000	3	12,917	—	—	—	12,920
- $0.40 per share	205,000	20	81,980	—	—	—	82,000
- $0.50 per share	23,670	2	11,812	—	—	—	11,814

Issued pursuant to stock bonus plan	124,000	12	62,088	—	—	—	62,100
Beneficial conversion feature of conversion option	—	—	41,000	—	—	—	41,000
Stock-based compensation	—	—	131,400	—	—	—	131,400
Net loss for the year	—	—	—	—	(611,512)	(611,512)
Currency translation adjustment	—	—	—	—	—	(62,292)	(62,292)
Balance, December 31, 2003	6,727,836	$673	$1,342,003	$74,000	$(1,735,410)	$(65,262)	$(383,996)

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

						Accumulated
	Common Stock		Additional	Share		Other
	Number of		Paid	Purchase		Comprehensive
	Shares	Amount	Capital	Warrants	Deficit	Income (loss)	Total

Balance, December 31, 2003	6,727,836	$673	$1,342,003	$74,000	$(1,735,410)	$(65,262)	$(383,996)

Issued for cash at - $0.20 per share	1,250,000	125	199,875	50,000	—	—	250,000
- $0.65 per share	100,000	10	51,990	13,000	—	—	65,000
- $1.00 per share	35,000	4	27,996	7,000	—	—	35,000

Issued on exercise of options - $0.04 per share	489,000	49	19,511	—	—	—	19,560
- $0.10 per share	160,000	16	15,984	—	—	—	16,000
- $0.23 per share	300,000	30	68,220	—	—	—	68,250
- $0.40 per share	5,000	—	2,000	—	—	—	2,000

Issued pursuant to stock bonus plan	597,812	59	130,809	—	—	—	130,868
Stock-based compensation	—	—	154,600	—	—	—	154,600
Share purchase warrants expired	—	—	20,000	(20,000)	—	—	—
Net loss for the year	—	—	—	—	(670,655)	(670,655)
Currency translation adjustment	—	—	—	—	(26,512)	(26,512)
Balance, December 31, 2004	9,664,648	$966	$2,032,988	$124,000	$(2,406,065)	$(91,774)	$(339,885)

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(670,655)	$(611,512)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	11,084	19,686
- stock-based compensation	279,468	193,500
- beneficial conversion feature	—	41,000
- non-cash gain on write-off of accounts payable	(53,365)	—
- accrued interest expense	(88)	1,957
- accounts receivable	(32,230)	(6,434)
- inventory	12,810	(67,189)
- prepaid expenses	(2,067)	(1,763)
- accounts payable and accrued liabilities	140,360	(4,033)
NET CASH USED IN OPERATING ACTIVITIES	(314,683)	(434,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,912)	(6,473)
NET CASH USED IN INVESTING ACTIVITIES	(5,912)	(6,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(11,068)	8,913
Loan repayment	—	(4,500)
Issuance of common shares	357,000	486,584
Convertible debenture proceeds (repayments)	(39,996)	36,669
Loan from (repayments to) related parties	49,509	(24,113)
Payment on notes payable	(8,338)	—
NET CASH FLOWS FROM FINANCING ACTIVITIES	347,107	503,553
EFFECT OF EXCHANGE RATE CHANGES	(26,512)	(62,292)

INCREASE (DECREASE) IN CASH	—	—
CASH, BEGINNING OF YEAR	—	—
CASH, END OF YEAR	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid		$6,285		$8,883

Taxes paid	$	Nil	$	Nil

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
DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Stock-Based Compensation (cont'd)
The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		For the year ended December 31,
		2004	2003
Net loss for the year	As reported	$(670,655)	$(611,512)
SFAS 123 compensation expense	Pro-forma	(63,050)	(18,700)

Net loss for the year	Pro-forma	$(733,705)	$(630,212)
Pro-forma basic net loss per share	Pro-forma	$(0.10)	$(0.10)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

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

NOTE 4 - CONVERTIBLE DEBENTURE

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

NOTE 5 - CAPITAL STOCK (cont'd)

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

NOTE 5 - CAPITAL STOCK (cont'd)

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

The Company's stock option activity is as follows:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise Price	Remaining Life

Balance, December 31, 2002	—	$—	—
Granted during the year	542,670	0.33
Expired during the year	—	—
Exercised during the year	(357,670)	0.33

Balance, December 31, 2003	185,000	0.32	2.98 years
Granted during the year	1,624,200	0.23
Expired during the year	(85,000)	0.25
Exercised during the year	(954,000)	0.11
Balance, December 31, 2004	770,200	$0.39	2.81 years

Share Purchase Warrants
The Company's share purchase warrant activity is as follows:

		Weighted	Weighted
	Number of	Average	Average
	Warrants	Exercise Price	Remaining Life

Balance, December 31, 2002	—	$—	—
Issued during the year	914,255	0.97
Expired during the year	(75,000)	1.25
Exercised during the year	—	—

Balance, December 31, 2003	839,255	0.94	1.21 years
Issued during the year	1,385,000	0.37
Expired during the year	(439,255)	0.89
Exercised during the year	—	—
Balance, December 31, 2004	1,785,000	$0.51	0.77 years

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 6 - OTHER GAIN

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March 2006.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

By:	/s/ Kimberly Landry

Kimberly Landry, President, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kimberly Landry	Director	March 1, 2006
Kimberly Landry

/s/ Robert H. Humber	Director	March 1, 2006
Robert H. Humber