Form 10QSB/A
period 2005-03-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-03-01
CIK 1085217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-29991

LUNA TECHNOLOGIES INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1987288
(State of incorporation)	(I.R.S. Employer Identification Number)

61 B Fawcett Road
Coquitlam, British Columbia, Canada V3K 6V2

(address of principal executive offices) (Zip Code)

(604) 526-5890

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒           No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒

As of May 20, 2005 the Company had 10,089,648 shares of common stock issued and outstanding.

EXPLANATORY NOTE: This Amended Quarterly Report on Form 10-QSB/A is being filed for the purpose of amending the form on which the Company previously filed its Quarterly Report on Form 10-QSB filed by the Company on May 23, 2005. This amended Quarterly Report is being filed for the sole purpose of modifying Item 3 Controls and Procedures and Exhibits 31.1, 31.2, 32.1 and 32.2. In all other material respects this Amended Quarterly Report on Form 10-QSB is unchanged from the Quarterly Report on Form 10-QSB/A filed by the Company on May 23, 2005.

Luna Technologies International, Inc.
Form 10-QSB
For the Quarterly period ended
March 31, 2005

Item 1. Financial Statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS

CURRENT ASSETS
Accounts receivable	$74,945	$81,357
Prepaid expenses and other	8,358	6,027
Inventory	22,736	75,437
	106,039	162,821
FURNITURE AND EQUIPMENT, net of depreciation of $83,542 (2004 - $81,424)	13,487	15,605
	$119,526	$178,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$2,422	$184
Accounts payable and accrued liabilities	262,986	265,505
Convertible debenture (Note 4)	46,776	56,797
Due to related parties (Note 3)	18,956	16,160
Current portion of notes payable (Note 3)	102,730	78,168
	433,870	416,814
NOTE PAYABLE (Note 3)	76,062	101,497
	509,932	518,311

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.0001 par value, 30,000,000 shares authorized
10,009,648 (2004 - 9,664,648) shares issued and outstanding	1,001	966
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized
NIL issued and outstanding	—	—
Additional paid-in capital	2,081,353	2,032,988
Warrants	137,000	124,000
Deficit	(2,515,480)	(2,406,065)
Accumulated other comprehensive loss	(94,280)	(91,774)
	(380,406)	(339,885)
	$119,526	$178,426

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004

SALES	$174,453	$131,240
COST OF SALES	87,198	94,717
GROSS PROFIT	87,255	36,523
OTHER INCOME	—	90,000
	87,255	126,523

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	1,518	44,578
Consulting - stock based (Note 5)	6,400	42,500
Depreciation	2,118	2,973
Interest on convertible debenture	1,033	1,841
Management fees	46,453	37,563
Office and general	45,526	35,066
Professional fees	17,671	25,626
Rent	8,532	7,639
Research and development, net of recoveries	9,453	22,548
Wages and benefits	57,966	33,222
	196,670	253,556
NET LOSS FOR THE YEAR	$(109,415)	$(127,033)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,679,092	6,843,506

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(109,415)	$(127,033)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	2,118	2,973
- stock-based compensation	6,400	42,500
- accrued interest expense	(22)	(22)
- accounts receivable	6,412	(51,980)
- inventory	52,701	(4,571)
- prepaid expenses	(2,331)	(1,010)
- accounts payable and accrued liabilities	(2,519)	(29,426)
NET CASH USED IN OPERATING ACTIVITIES	(46,656)	(109,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(5,546)
NET CASH USED IN INVESTING ACTIVITIES	—	(5,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	2,238	(11,252)
Issuance of common shares	55,000	102,000
Convertible debenture proceeds (repayments)	(9,999)	(9,999)
Loan from (repayments to) related parties	2,796	38,243
NET CASH FLOWS FROM FINANCING ACTIVITIES	50,035	118,992

EFFECT OF EXCHANGE RATE CHANGES	(3,379)	531

INCREASE (DECREASE) IN CASH	—	4,260
CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$4,260

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid		$1,054		$1,863

Taxes paid	$	Nil	$	Nil

Non-cash activities:
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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2005 the Company has a working capital deficiency of $327,831 (2004 - $253,993) and has incurred losses since inception raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during the three months ended March 31, 2005, 71% of the Company’s total sales was derived from two customers, one customer of which also provided financing to the Company in connection with the Convertible Debenture as described in Note 4 accounted for 52%.

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
MARCH 31, 2005 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing for the year ended December 31, 2002 and the required disclosures have been made below.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Three months ended March 31,
		2005	2004

Net loss for the year	As reported	$(109,415)	$(127,033)
SFAS 123 compensation expense	Pro-forma	(15,800)	—
Net loss for the year	Pro-forma	$(125,215)	$(127,033)

Pro-forma basic net loss per share	Pro-forma	$(0.01)	$(0.02)

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, “Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25” (“FIN 44”), which provides guidance as to certain applications of APB No. 25.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company pays the Chief Executive Officer (“CEO”), President, and Chief Financial Officer (“CFO”), CDN$7,500, CDN$7,500 and CDN$4,000 per month respectively. These obligations are on a month by month basis. Effective April 11, 2005, the Company’s CFO resigned.

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

NOTE 5 - CAPITAL STOCK (cont’d)

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

NOTE 5 - CAPITAL STOCK (cont’d)

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
The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	185,000	$0.32	2.98 years
Granted during the year	1,624,200	0.23
Expired during the year	(85,000)	0.25
Exercised during the year	(954,000)	0.11

Balance, December 31, 2004	770,200	0.39	2.81 years
Granted during the period	—	—
Expired during the period	—	—
Exercised during the period	—	—
Balance, March 31, 2005	770,200	$0.39	2.56 years

Share Purchase Warrants
The Company’s share purchase warrant activity is as follows:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	839,255	$0.94	1.21 years
Issued during the year	1,385,000	0.37
Expired during the year	(439,255)	0.89
Exercised during the year	—	—

Balance, December 31, 2004	1,785,000	0.51	0.77 years
Issued during the period	325,000	0.35
Expired during the period	—	—
Exercised during the period	—	—
Balance, March 31, 2005	2,110,000	$0.49	0.75 years

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 (Unaudited)

NOTE 6 - SUBSEQUENT EVENTS

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

Results of Operations

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

Item 3. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of Kimberly Landry, our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, we have concluded that our disclosure controls and procedures are effective to ensure the timely collection, evaluation and disclosure of information relating to our company, including our consolidated subsidiaries, that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.

Date: March 1, 2006	By:	/s/ Kimberly Landry

Kimberly Landry Chief Executive Officer and Chief Financial Officer