Form 10QSB/A
period 2005-06-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-03-01
CIK 1085217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

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

EXPLANATORY NOTE: This Amended Quarterly Report on Form 10-QSB/A is being filed for the purpose of amending the form on which the Company previously filed its Quarterly Report on Form 10-QSB filed by the Company on August 22, 2005. This amended Quarterly Report is being filed for the sole purpose of modifying Item 3 Controls and Procedures and Exhibits 31.1, 31.2, 32.1 and 32.2. In all other material respects this Amended Quarterly Report on Form 10-QSB is unchanged from the Quarterly Report on Form 10-QSB filed by the Company on August 22, 2005.

Luna Technologies International, Inc.
Form 10-QSB
For the Quarterly period ended
June 30, 2005

i

Item 1. Financial Statements
LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2005	December 31, 2004
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$11,497	$—
Accounts receivable	59,884	81,357
Prepaid expenses and other	46,513	6,027
Inventory	67,593	75,437
	185,487	162,821

FURNITURE AND EQUIPMENT, net of depreciation of $85,513 (2004 - $81,424)	11,516	15,605
	$197,003	$178,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$—	$184
Accounts payable and accrued liabilities	231,487	265,505
Convertible debenture (Note 4)	36,747	56,797
Due to related parties (Note 3)	6,916	16,160
Current portion of notes payable (Note 3)	134,577	78,168
	409,727	416,814
NOTES PAYABLE (Note 3)	42,435	101,497

	452,162	518,311

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.0001 par value, 30,000,000 shares authorized
10,089,648 (2004 - 9,664,648) shares issued and outstanding	1,009	966
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized
NIL issued and outstanding	—	—
Additional paid-in capital	2,112,945	2,032,988
Subscription proceeds	247,000	—
Warrants	137,000	124,000
Deficit	(2,658,204)	(2,406,065)
Accumulated other comprehensive loss	(94,909)	(91,774)
	(255,159)	(339,885)
	$197,003	$178,426

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

SALES	$164,021	$100,421	$338,474	$231,661
COST OF SALES	98,865	48,697	186,063	143,414

GROSS MARGIN	65,156	51,724	152,411	88,247
OTHER INCOME	—	16,000	—	106,000

	65,156	67,724	152,411	194,247

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	8,828	7,688	10,346	52,266
Consulting - stock based (Note 5)	18,000	11,000	24,400	53,500
Depreciation	1,971	2,832	4,089	5,805
Interest	968	1,782	2,001	3,817
Management fees	36,106	36,392	82,559	73,955
Office and general	50,116	37,780	95,642	72,652
Professional fees	20,642	7,178	38,313	32,804
Rent	8,239	8,342	16,771	15,981
Research and development, net of recoveries	2,704	8,348	12,157	30,896
Wages and benefits	60,306	40,223	118,272	73,445
	207,880	161,565	404,550	415,121
NET LOSS FOR THE PERIOD	$(142,724)	$(93,841)	$(252,139)	$(220,874)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	10,062,981	6,989,836	9,870,481	6,902,503

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(252,139)	$(220,874)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	4,089	5,805
- stock-based compensation	24,400	42,500
- accrued interest expense	(52)	(61)
- accounts receivable	21,473	25,918
- inventory	7,844	(2,698)
- prepaid expenses	(40,486)	(1,946)
- accounts payable	(34,018)	76,177
NET CASH USED IN OPERATING ACTIVITIES	(268,889)	(75,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	—	(5,546)
NET CASH USED IN INVESTING ACTIVITIES	—	(5,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(184)	(2,652)
Issuance of common shares and warrants	68,600	102,000
Subscription proceeds	247,000	—
Convertible debenture repayments	(19,998)	(19,998)
Advances from (to) related parties	(9,244)	593
NET CASH FLOWS FROM FINANCING ACTIVITIES	286,174	79,943

EFFECT OF EXCHANGE RATE CHANGES	(5,788)	782

INCREASE (DECREASE) IN CASH	11,497	—

CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$11,497	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid		$1,928		$3,544

Taxes paid	$	Nil	$	Nil

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
JUNE 30, 2005 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Six months ended June 30,
		2005	2004

Net loss for the period	As reported	$(252,139)	$(220,874)
SFAS 123 compensation expense	Pro-forma	(28,040)	—
Net loss for the year	Pro-forma	$(280,179)	$(220,874)

Pro-formand basic net loss per share	Pro-forma	$(0.03)	$(0.03)

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

NOTE 5 - CAPITAL STOCK (cont’d)

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

NOTE 5 - CAPITAL STOCK (cont’d)

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

As at June 30, 2005, 305,000 shares have been granted and no stock options were outstanding under the Incentive Stock Option Plan and 776,825 stock options were outstanding under the Non-Qualified Stock Option Plan. The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	185,000	$0.32	2.98 years
Granted during the year	1,624,200	0.23
Expired during the year	(85,000)	0.25
Exercised during the year	(954,000)	0.11

Balance, December 31, 2004	770,200	0.39	2.81 years
Granted during the period	26,625	0.33
Expired during the period	—	—
Exercised during the period	(20,000)	0.18
Balance, June 30, 2005	776,825	$0.40	2.25 years

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 (Unaudited)

NOTE 5 - CAPITAL STOCK (cont’d)

Share Purchase Warrants

The Company’s share purchase warrant activity is as follows:
	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	839,255	$0.94	1.21 years
Issued during the year	1,385,000	0.37
Expired during the year	(439,255)	0.89
Exercised during the year	—	—

Balance, December 31, 2004	1,785,000	0.51	0.77 years
Issued during the period	325,000	0.35
Expired during the period	—	—
Exercised during the period	—	—
Balance, June 30, 2005	2,110,000	$0.49	0.75 years

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities

During the six months ended June 30, 2005 and up to the date of this report, the Company issued 80,000 shares of its common stock to a director and a former director under the Company’s stock bonus plan, 20,000 shares of its common stock on exercise of options under the non qualified stock option plan.  The issuance of these shares was registered by means of a registration statement on Form S-8. The Company issued a total of 1,433,750 shares in connection with private placements.

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