Form 10QSB/A
period 2005-09-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-03-01
CIK 1085217

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

EXPLANATORY NOTE: This Amended Quarterly Report on Form 10-QSB/A is being filed for the purpose of amending the form on which the Company previously filed its Quarterly Report on Form 10-QSB/A filed by the Company on December 2, 2005. This amended Quarterly Report is being filed for the sole purpose of modifying Item 3 Controls and Procedures and Exhibits 31.1, 31.2, 32.1 and 32.2. In all other material respects this Amended Quarterly Report on Form 10-QSB is unchanged from the Quarterly Report on Form 10-QSB/A filed by the Company on December 2, 2005.

Luna Technologies International, Inc.
Form 10-QSB
For the Quarterly period ended
September 30, 2005

i

Item 1. Financial Statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)

ASSETS

CURRENT ASSETS
Accounts receivable	$94,408	$81,357
Inventory	43,411	75,437
Prepaid expenses and other	38,524	6,027
	176,343	162,821

FURNITURE AND EQUIPMENT, net of depreciation of $87,465 (2004 - $81,424)	9,564	15,605
	$185,907	$178,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$3,381	$184
Accounts payable and accrued liabilities	293,654	265,505
Convertible debenture (Note 4)	30,272	56,797
Current portion of notes payable (Note 3)	184,559	78,168
Due to related parties (Note 3)	19,322	16,160
	531,188	416,814
NOTES PAYABLE (Note 3)	—	101,497
	531,188	518,311

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.0001 par value, 30,000,000 shares authorized
11,598,398 (2004 - 9,664,648) shares issued and outstanding	1,160	966
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized
NIL issued and outstanding	—	—
Additional paid-in capital	2,354,194	2,032,988
Warrants	197,350	124,000
Deficit	(2,788,025)	(2,406,065)
Accumulated other comprehensive loss	(109,960)	(91,774)
	(345,281)	(339,885)
	$185,907	$178,426

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

SALES	$189,343	$161,148	$527,817	$392,809
COST OF SALES	87,149	67,171	273,212	210,585

GROSS MARGIN	102,194	93,977	254,605	182,224
OTHER INCOME	—	14,000	—	120,000
	102,194	107,977	254,605	302,224

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	23,298	9,635	33,644	72,901
Consulting - stock based (Note 5)	—	800	24,400	43,300
Depreciation	1,952	2,510	6,041	8,315
Interest	658	1,649	2,659	5,466
Management fees	37,526	72,272	120,085	146,227
Office and general	64,362	24,437	160,004	97,089
Professional fees	47,218	53,601	85,531	86,405
Rent	10,147	9,176	26,918	25,157
Research and development, net of recoveries	15,229	21,564	27,386	52,460
Wages and benefits	31,625	42,905	149,897	116,350
	232,015	238,549	636,565	653,670
NET LOSS FOR THE PERIOD	$(129,821)	$(130,572)	$(381,960)	$(351,446)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.04)	$(0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	10,858,779	7,408,503	10,205,874	7,071,169

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(381,960)	$(351,446)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	6,041	8,315
- stock-based compensation	24,400	43,300
- accrued interest expense	139	(80)
- accounts receivable	(13,051)	(49,795)
- inventory	32,026	35,801
- prepaid expenses	(32,497)	(2,076)
- accounts payable	28,149	19,658
NET CASH USED IN OPERATING ACTIVITIES	(336,753)	(296,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	—	(5,912)
NET CASH USED IN INVESTING ACTIVITIES	—	(5,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	3,197	(11,252)
Issuance of common shares and warrants	370,350	352,000
Convertible debenture repayments	(26,664)	(29,997)
Advances from related parties	3,162	45,316
Payment to former related party	—	(30,800)
NET CASH FLOWS FROM FINANCING ACTIVITIES	350,045	325,267

EFFECT OF EXCHANGE RATE CHANGES	(13,292)	(15,493)

INCREASE (DECREASE) IN CASH	—	7,539
CASH, BEGINNING OF PERIOD	—	—
CASH, END OF PERIOD	$—	$7,539

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Nine months ended September 30,
		2005	2004

Net loss for the period	As reported	$(381,960)	$(351,446)
SFAS 123 compensation expense	Pro-forma	(38,810)	(34,450)
Net loss for the year	Pro-forma	$(420,770)	$(385,896)

Pro-form and basic net loss per share	Pro-forma	$(0.04)	$(0.05)

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

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	185,000	$0.32	2.98 years
Granted during the year	1,624,200	0.23
Expired during the year	(85,000)	0.25
Exercised during the year	(954,000)	0.11

Balance, December 31, 2004	770,200	0.39	2.81 years
Granted during the period	26,625	0.33
Expired during the period	—	—
Exercised during the period	(20,000)	0.18
Balance, September 30, 2005	776,825	$0.40	2.00 years

Share Purchase Warrants
The Company’s share purchase warrant activity is as follows:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	839,255	$0.94	1.21 years
Issued during the year	1,385,000	0.37
Expired during the year	(439,255)	0.89
Exercised during the year	—	—

Balance, December 31, 2004	1,785,000	0.51	0.77 years
Issued during the period	1,833,750	0.35
Expired during the period	(1,500,000)	0.42
Exercised during the period	—	—
Balance, September 30, 2005	2,118,750	$0.44	1.65 years

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)

NOTE 6 - SUBSEQUENT EVENTS

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