Form 10KSB
period 2005-12-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-04-17
CIK 1085217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-29991

LUNA TECHNOLOGIES INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware	91-1987288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61A Fawcett Road
Coquitlam, BC	V3K 6V2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 526-5890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [           ] No [ x ]

State issuer's revenues for its most recent fiscal year: $673,821

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

18,319,382 common shares at $0.27 (1)per common share = $4,946,233
(1) Average of bid and ask closing prices on April 13, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [           ] No [           ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

19,648,398 common shares issued and outstanding as of April 13, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB
(e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of
1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I

Item 1.           Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Luna" mean Luna Technologies International, Inc., and our wholly owned subsidiary , Luna Technologies (Canada) Ltd., unless otherwise indicated.

Corporate History

We were incorporated in the State of Delaware on March 25, 1999 for the purpose of developing, manufacturing and selling photoluminescent products (High Performance Photoluminescent Lighting) used for emergency lighting, signs and markings, wayfinding systems and novelty products with applications in marine, commuter, rail, subway, building and toy markets.

We have one subsidiary, Luna Technologies (Canada) Ltd., a British Columbia corporation incorporated on June 9, 1999, through which we conduct business in Canada.

The address of our principal executive office is 61A Fawcett Road, Coquitlam, British Columbia, Canada V3K 6V2. Our telephone number is (604) 526-5890.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are in the business of developing, manufacturing and selling photoluminescent products (High Performance Photoluminescent Lighting, “HPPL”) used for emergency lighting, signs and markings, wayfinding systems and novelty products with applications in marine, commuter, rail, subway, building and toy markets.

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

The main pigment commonly used in photoluminescent glow-type products is a zinc sulphide compound emitting a yellowish-green light. This material performs well when subjected to high ambient lighting levels but the decay rate is rather rapid. Our current Lunaplast pigment material, Strontium Aluminate, has a performance level 20 times that of zinc-based products. In addition, the decay curve for strontium-based products is measured in hours as opposed to minutes for zinc-based items.

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

Between January 1995 and October 1999, Douglas Sinclair, formerly the chief executive officer of our Canadian subsidiary, developed the proprietary technology, formulas and processes needed to commercially manufacture Strontium Aluminate PL products on a cost-effective basis. The resulting product, referred to by our company as Lunaplast, is up to 20 times brighter than commercial zinc sulphide products, and is clearly visible after many hours of total darkness. During this same period of time, Mr. Sinclair and Kimberly Landry, an officer and director of our company, developed an advanced Strontium Aluminate HPPL material which is four times brighter than our Lunaplast product. Mr. Sinclair and Ms. Landry filed a patent application pertaining to this invention with the U.S. Patent and Trademark Office in November 1997. For a nominal consideration Mr. Sinclair and Ms. Landry assigned the rights in November 1997 to the patent application and related technology to Luna Technologies Inc. ("LTI"), a corporation formed by Ms. Landry in December 1994.

In April 1999 we acquired from LTI the rights to the patent application and related technology assigned to LTI by Mr. Sinclair and Ms. Landry. In consideration for this assignment, we agreed to pay LTI $90,000, without interest, on or before June 30, 2000. Subsequent to June 30, 2000, we paid this debt in full. As of March 30, 2004 the patent application had been placed in abeyance.

In November 1999, we acquired from Mr. Sinclair the proprietary technology required to manufacture Lunaplast into PVC sheets, vinyl rolls and paints as well as the trademark rights to these products. In consideration for the assignment of this technology and the trademarks, we paid Mr. Sinclair $60,000.

During 2000 we developed the processes required to manufacturer Strontium Aluminate PL products using vacuum forming, extrusion, and injection molding techniques.

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

We began producing Lunaplast on a commercial basis during fiscal 2000.

During the year ended December 31, 2005 one customer accounted for 71% of our gross revenues. We are of the opinion that the loss of this customer would have a material adverse effect on our company.

Manufacturing

Lunaplast is a three-part laminate, consisting of one base layer of highly reflective white material of PVC or vinyl, one mid-layer of photoluminescent PVC or vinyl impregnated with our proprietary Strontium Aluminate polymer compound and one top layer of clear PVC or vinyl with UV and fire-resistant properties.

All aspects of our manufacturing process are subcontracted to various third parties which formulate, mix and produce Lunaplast to our specifications. Once the manufacturing process is complete, Lunaplast is sold to fabricators which use Lunaplast in a variety of end user products. All subcontractors involved in manufacturing Lunaplast have agreed to maintain the confidential nature of our proprietary manufacturing technology.

We do not have any long-term agreements with any of the third parties involved in manufacturing Lunaplast. We believe that alternative manufacturers are available which could produce Lunaplast on short notice and without disrupting product delivery schedules.

Sales and Marketing

World markets for photoluminescent lighting products are in the marine (shipping and cruise lines), transportation and commuter industry and in the commercial, institutional and industrial retrofit and new building construction sector, in which the need for photoluminescent emergency lighting and wayfinding signage systems has risen sharply over the last two decades. A third primary market is "glow-in-the-dark" toys and novelties.

We believe that the world market for HPPL lighting is underdeveloped due largely to the low illumination delivered by zinc sulphide products. We plan to build interest and sales for Lunaplast products in established markets around the world. Our marketing plan includes advertising in trade magazines, exhibiting at industry tradeshows, direct mail campaigns, soliciting editorial coverage from naval architecture, building design, architecture and lighting industry publications and distributing product samples, videos and brochures to designers and developers. Our website will also be used as a means to distribute product information to interested parties quickly.

We market our products through our officers and through independent sales representatives. As of April 13, 2006 we had independent sales representatives marketing Lunaplast in North America, Central America, Singapore and Korea.

Employees

As at April 13, 2006, we have 10 full-time employees , several part-time employees and several consultants. We plan to hire additional staff in accordance with our level of operations and our ability to raise sufficient capital.

Research and Development

For the fiscal years ended December 31, 2005 and 2004, we expended approximately $61,000 and $55,000 respectively on research and development activities. During the twelve-month period ending December 31, 2006 we plan to spend approximately $100,000 on research relating to the development of advanced Strontium Aluminate PL materials.

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

Although there are several manufacturers and distributors of photoluminescent products we believe we have a significant advantage over our competitors as a result of our proprietary manufacturing processes and cost effective approach to the production of Strontium Aluminate-based HPPL materials in commercial quantities. We also plan to be competitive in the HPPL industry by developing advanced Strontium Aluminate materials, enhancing formulation and focusing on higher volumes with a resultant lower cost of production.

Intellectual Property

We have the following patents pending relating to our technology:

1.	Photoluminescent coating formulations, method of application and coated articles; and

2.	Photoluminescent Sleeve for electric lamps for producing and non-electrical light emitting source.

We also hold trademarks for LUNACOAT and LUNAPLAST.

We have the following trade secret:

Photoluminescent Light Emitter With Enhanced Photometric Brightness Characteristics – method of increasing photoluminescent brightness characteristics through material design.

Our company owns and operates the duly registered internet domain name: www.lunaplast.com. The information contained in our company’s website is not part of this annual report.

Governmental Regulation

We manufacture products compliant with NYC Local Law 26. Our RS6-1 photluminescent materials were approved by the NYC Materials Evaluation Department.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We undertake no obligation to update forward looking statements to reflect events or circumstances occurring after the date of such estimates.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related To Our Business And Industry

We have incurred losses in the past and have a limited operating history on which to base an evaluation of our prospects, which can have a detrimental effect on the long-term capital appreciation of our stock.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of inherent risks, expenses and difficulties encountered by companies in their early stage of development, particularly companies in new and evolving markets. These risks include acceptance of our products by consumers in an evolving and unpredictable business environment, the lack of a well-developed brand identity and the ability to bring products to market on a timely basis. For the years ended December 31, 2005 and 2004, we had net losses of $1,770,940 and $670,655, respectively. We cannot give any assurance that we will ever generate significant revenue or have profits. In addition, we anticipate that we will require additional capital commitments during 2006 to sustain our operations. This could have a detrimental effect on the long-term capital appreciation of our stock.

There can be no assurance that we will ever achieve profitability.

There can be no assurance that we will ever achieve profitability. Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, but not limited to, cost of production, volume of sales and variations in expenditures for personnel and marketing. We may incur significant expenditures for research and development of new products or improvements to our existing products which could adversely affect our ability to generate a profit. There can be no guarantee that we will be able to achieve profitability on a quarterly or annual basis. If we do not achieve profitability, our business will be adversely affected and investors may lose all or substantially all of their investment.

We will need additional financing to develop our products and services and to meet our capital requirements which can cause dilution.

We continually require additional funds to develop our products and are dependent upon sources such as:

  future earnings;
  the availability of funds from private sources, including, but not limited to, our shareholders, loans and additional private placements; and
  the availability of funds from public sources including, but not limited to a public offering of our securities.

Market conditions for private and public offerings are subject to uncertainty and there can be no assurance when or whether a private and/or public offering will be successfully completed or that other funds will be made available to us. In view of our operating history, our ability to obtain additional funds is limited. Such financing may only be available, if at all, upon terms which may not be advantageous to us. If adequate funds are not available from operations or additional sources of financing, our business will be materially adversely affected.

We are open to exchange losses due to our operations being located in Canada.

The majority of our sales and cost of sales are made in U.S. currency while a significant amount of our general and administrative expenses are made in Canadian currency. We do not currently hedge our foreign currency exposure and accordingly we are at risk for foreign currency exchange fluctuations which could adversely affect the operating results of our business.

We rely on subcontractors for the manufacture of our Lunaplast product.

All aspects of our manufacturing process is subcontracted to various third parties which formulate, mix and produce Lunaplast to our specifications. Once the manufacturing process is complete, Lunaplast is sold to fabricators which use Lunaplast in a variety of end user products. We do not have any long-term agreements with any of the third parties involved in manufacturing Lunaplast. While management believes that alternative manufacturers are available, there is however no guarantee that alternative manufacturers could produce Lunaplast on short notice and without disrupting product delivery schedules.

We may experience infringement of our intellectual property rights and confidential information, which would undermine our technology platform.

Our success will depend, in large part, on our ability to obtain and protect patents and trade secrets and operate without infringing on the proprietary rights of others. We cannot give any assurance that the patent applications that have been or will be filed on products developed by us will be approved, that any issued patents will provide us with competitive advantages or will not be challenged by others, or that the patents of others will not have an adverse effect on us.

Our subcontractors involved in manufacturing Lunaplast have agreed to maintain the confidential nature of our proprietary manufacturing technology, however, there is no guarantee that we will be able to prevent any breaches. The failure to protect our proprietary manufacturing technology could have a material adverse effect on our business.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

As a result of losses since our inception, our independent registered public accounting firm in their report on our financial statements for the fiscal year ended December 31, 2005, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit and/or raise additional capital. We do not have any available credit, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. At December 31, 2005, we had a working capital deficiency of $151,917. Our ability to continue as a going concern is dependent on our raising additional capital and on future profitable operations. Our continued net operating losses increases the difficulty in our ability to raise additional capital and there can be no assurances that the infusion of capital will prove successful.

If we are unable to retain the services of key personnel or if we are unable to successfully recruit qualified managerial and sales personnel having experience in business, we may not be able to continue our operations.

Our success depends to a significant extent upon the continued service of Ms. Kimberly Landry, our President, Chief Executive Officer and Secretary. The loss of the services of Ms. Landry could have a material adverse effect on our growth, revenues, and prospective business. We may not be able to retain our executive officers and key personnel or attract additional qualified management in the future. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. In addition, there can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

We are subject to section 203 of the General Corporation Law of the state of Delaware which may inhibit a takeover at a premium price that may be beneficial to our stockholders.

We are subject to Section 203 of the Delaware General Corporation Law. Subject to limited exceptions, Section 203 prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder unless the proposed business combination was approved by our board of directors before the stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any stockholder directly or indirectly owning 15% or more of the outstanding voting stock of a Delaware corporation. Section 203 could have the effect of discouraging others from making tender offers for our shares, and also may have the effect of preventing changes in our management.

Risks Relating To Our Current Financing Arrangement

There are a large number of shares underlying our secured convertible notes and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of April 13, 2006, we had 19,648,398 shares of common stock issued and outstanding, $700,000 of secured convertible notes outstanding that may be converted into an estimated 7,368,421 shares of common stock and outstanding warrants to purchase 2,683,750 shares of common stock. Additionally, we have an obligation to sell $300,000 of secured convertible notes that may be converted into an estimated 3,157,895 shares of common stock at current market prices and to issue warrants to purchase 300,000 shares of common stock in the near future. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The continuously adjustable conversion price feature of our secured convertible notes could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of $1,000,000 of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of April 13, 2006 of $0.275:

% Below Market	Price Per Share	Discount of 50%	Number of Shares Issuable
25%	$0.21	$0.105	9,523,810
50%	$0.14	$0.07	14,285,714
75%	$0.07	$0.035	28,571,429

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. Currently, we do not have enough shares authorized for these amounts. We intend to amend our Articles of Incorporation to increase our authorized shares of common stock from 30,000,000 to 100,000,000.

The continuously adjustable conversion price feature of our secured convertible notes may have a depressive effect on the price of our common stock.

The secured convertible notes are convertible into shares of our common stock at a 50% discount of the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could have an adverse effect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of secured convertible notes and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The issuance of shares upon conversion of the secured convertible notes and exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW

Offshore, Ltd., and New Millennium Partners II, LLC could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

If we are required for any reason to repay our outstanding secured convertible notes, we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the secured convertible notes, if required, could result in legal action against us, which could require the sale of substantial assets.

In December 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,000,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $400,000 secured convertible notes outstanding, the investors are obligated to purchase additional secured convertible notes in the aggregate of $1,000,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

If an event of default occurs under the securities purchase agreement, secured convertible notes, warrants, security agreement or intellectual property security agreement, the investors could take possession of all our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property.

In connection with the Securities Purchase Agreements we entered into in December 2005, we executed a Security Agreement and an Intellectual Property Security Agreement in favor of the investors granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreements and Intellectual Property Security Agreements state that if an even of default occurs under the Securities Purchase Agreement, Secured Convertible Notes, Warrants, Security Agreements or Intellectual Property Security Agreements, the Investors have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Risks Relating To Our Common Stock

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently a limited market for our common stock, which trades through the Over-the-Counter Bulletin Board quotation system under the symbol “LTII”. Trading of stock through the Over-the-Counter Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock.

Trading of our stock may be restricted by the Securities and Exchange Commission’s “penny stock” regulations which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

The National Association of Securities Dealers Inc., or NASD, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and sell our shares.

In addition to the “penny stock” rules described above, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our shareholders’ ability to buy and sell our stock and which may have an adverse effect on the market for our shares.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our corporate charter contains authorized, unissued "blank check" preferred stock which can be issued without stockholder approval with the effect of diluting then current stockholder interests.

Our certificate of incorporation currently authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. A majority of our stockholders has consented to increase the number of preferred stock to 10,000,000. Accordingly, our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.

Item 2.           Description of Property.

We rent on a month to month basis, approximately 4,800 square feet of executive office, production and warehouse space at 61A and 61B Fawcett Road, Coquitlam, British Columbia, at a monthly rental of CDN$3,750.

Item 3.           Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4.           Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

In April 2001, our common stock received approval for quotation on the NASD's OTC Bulletin Board under the symbol "LTII". The following table reflects the high and low bid information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2005 and 2004. The bid information was obtained from Yahoo Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2004	$1.45	$0.40
June 30, 2004	$1.01	$0.25
September 30, 2004	$0.45	$0.19
December 31, 2004	$0.43	$0.19
March 31, 2005	$0.39	$0.20
June 30, 2005	$0.40	$0.20
September 30, 2005	$0.30	$0.17
December 31, 2005	$0.39	$0.11
March 31, 2006	$0.44	$0.03

On April 13, 2006, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.25.

As of April 13, 2006, there were approximately 121 holders of record of our common stock. As of such date, 19,648,398 common shares were issued and outstanding.

Our common shares are issued in registered form. Corporate Stock Transfer, 3200 Cherry Creek Drive South, Suite 430, Denver Colorado 80209 (Telephone: 303.282.4800; Facsimile 303.282.5800) is the registrar and transfer agent for our common shares. We have no other classes of securities.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On November 21, 2003 we issued, by private placement, 150,000 units at a price of $0.80 per unit for proceeds of $120,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of our common stock at a price of $1.00 per share until June 30, 2006.

On February 26, 2004 we issued, by private placement, 100,000 units at a price of $0.65 per unit for proceeds of $65,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of our common stock at a price of $1.00 per share until February 28, 2006.

On March 26, 2004 we issued, by private placement, 35,000 units at a price of $1.00 per unit for proceeds of $35,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of our common stock at a price of $1.00 per share until March 31, 2006.

On September 23, 2004 we issued, by private placement, 1,250,000 units at a price of $0.20 per unit for proceeds of $250,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of our common stock at a price of $0.30 per share until September 3, 2005.

On March 31, 2005, we issued, by private placement, 325,000 units at a price of $0.20 per unit for proceeds of $65,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of our common stock at a price of $0.35 per share until March 31, 2007.

On July 28, 2005, we issued, by private placement, 908,750 units a price of $0.20 per unit for proceeds of $181,750. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of our common stock at prices ranging from $0.34 to $0.55 per share until July 28, 2007.

On July 29, 2005, we issued, by private placement, 200,000 units a price of $0.20 per unit for proceeds of $40,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of our common stock at prices ranging from $0.34 to $0.55 per share until July 29, 2007.

On October 28, 2005, we issued, by private placement, 400,000 units a price of $0.20 per unit for proceeds of $80,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share our of common stock at prices ranging from $0.34 to $0.55 per share until October 28, 2007.

On December 16, 2005, we entered into a Securities Purchase Agreement with four accredited investors for the sale of (i) $1,000,000 in secured convertible notes and (ii) warrants to purchase 1,000,000 shares of our common stock. The secured convertible notes bear interest at 8%, unless our common stock is greater than $0.2125 per share for each trading day of a month, in which even no interest is payable during such month. The secured convertible notes mature three years from the date of issuance, and are convertible into our common stock, at the purchasers' option, at a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. At our option, in any month where the current stock price is below the initial market price, (100% of the volume weighted average price of our common stock for the five days prior to closing), we can pay the outstanding principal and interest due for that month and this will stay any conversions for that month.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.40 per share. The Purchasers may exercise a portion of the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the purchasers exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the even we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement.

On March 16, 2006, we entered into a share grant agreement with Robert H. Humber, one of our directors, wherein we have agreed to grant Mr. Humber 100,000 shares of common stock pursuant to the provisions of our 2006 Stock Plan.

All of the above offerings or sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities.

Equity Compensation Plan Information

We have an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan, a Stock Bonus Plan. A summary description of each Plan follows. In some cases these three Plans are collectively referred to as the "Plans". None of the plans have been approved by our shareholders.

Incentive Stock Option Plan. The Incentive Stock Option Plan authorizes the issuance of shares of our common stock to persons that exercise options granted pursuant to the Plan. Only our officers, directors and key employees may be granted options pursuant to the Incentive Stock Option Plan.

In order to qualify for incentive stock option treatment under the Internal Revenue Code, the following requirements must be complied with:

1.	Options granted pursuant to the Plan must be exercised no later than:

	(a)	The expiration of thirty (30) days after the date on which an option holder's employment by our company is terminated.

	(b)	The expiration of one year after the date on which an option holder's employment by our company is terminated, if such termination is due to the Employee's disability or death.

2.	In the event of an option holder's death while in our employ, his legatees or distributees may exercise (prior to the option's expiration) the option as to any of the shares not previously exercised.

3.

The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

4.

Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of our common stock may not be exercisable by their terms after five years from the date of grant.

5.

The purchase price per share of common stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the common stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning our stock which represents more than 10% of the total combined voting power of all classes of stock).

Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plan authorizes the issuance of shares of our common stock to persons that exercise options granted pursuant to the Plan. Our employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the par value of our common stock on the date the option is granted.

Options granted pursuant to the Plan not previously exercised terminate upon the date specified when the option was granted.

Stock Bonus Plan. Our Stock Bonus Plan allows for the issuance of shares of common stock to our employees, directors, officers, consultants and advisors; provided, however, that bona fide services must be rendered by consultants or advisors and such services must not be provided in connection with promoting our common stock or a capital-raising transaction.

Other Information Regarding the Plans. The Plans are administered by our board of directors. The board of directors has the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the board of directors is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

In the discretion of the board of directors, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The board of directors may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the board of directors at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain our employee or the period of time a non-employee must provide services to us. At the time an employee ceases working for us (or at the time a non-employee ceases to perform services for us), any shares or options not fully vested will be forfeited and cancelled. In the discretion of the board of directors payment for the shares of common stock underlying options may be paid through the delivery of shares of our common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the board of directors.

Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the board of directors when the shares were issued.

Our board of directors may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension cannot adversely affect rights or obligations with respect to shares or options previously granted. The board of directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of common stock which may be issued pursuant to the Plans except in the case of a reclassification of our capital stock or a consolidation or merger of our company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

The Plans are not qualified under Section 401(a) of the Internal Revenue Code, nor are they subject to any provisions of the Employee Retirement Income Security Act of 1974.

Securities Authorized for Issuance Under Equity Compensation Plans

The following tables present certain information as of April 10, 2006 concerning the stock options and stock bonuses granted. Each option represents the right to purchase one share of our common stock.

Plan (Not approved by security holders)	Total Shares Reserved Under Plan	Shares Reserved for Outstanding Options	Issued as Stock Bonus	Remaining Shares Options/Shares Under Plan
Incentive Stock Option Plan	750,000	-	N/A	445,000
Non-Qualified Stock Option Plan	10,850,000(1)	2,350,200	N/A	6,016,505
Stock Bonus Plan	1,650,000(1)	N/A	1,127,812	522,188
2006 Stock Plan	5,000,000	N/A	4,600,000	400,000

(1) Reflects amendment to the Plan in February 2005 which increased the number of shares issuable upon exercise of options granted pursuant to the Plan.

Item 6.           Management’s Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with United States generally accepted accounting principles. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the section "Risk Factors" and elsewhere in this annual report.

Results of Operations

For the years ended December 31, 2005 and December 31, 2004

Sales revenues of $673,821 for the fiscal year ended December 31, 2005 increased $136,656 or 25% over the $537,165 of sales revenues reported in 2004. The increase was principally attributable to increased purchases from significant customers.

Two customers amounted to 80% of total sales in 2005 and 60% of total sales during 2004.

Gross margin decreased to 45.2% in 2005 from 49.9% in 2004, primarily reflecting manufacturing price increases from our materials suppliers.

During 2005, we received no payments from customers in connection with pricing arrangements, as compared to receiving $120,000 of such payments in 2004.

General and administrative expenses (“G&A”) for fiscal 2005 totaled $2,075,762 as compared to $1,058,425 in the prior year; the 96% increase arising primarily from increased stock-based compensation expense and increased interest expense.

Stock-based compensation expense for 2005 totaled $683,900 as compared to $279,468 in 2004; the 2005 amount principally reflecting the granting of consultant options during the year. Interest expense of $406,717 for 2005 principally consists of $375,841 recorded in the year from the expensing of the fair value of the beneficial conversion feature associated with the secured convertible notes issued by the Company in December 2005 pursuant to the December 16, 2005 Securities Purchase Agreement.

Excluding stock-based compensation expense and interest expense, G&A for 2005 totaled $981,445, representing a $221,430 or 29% increase from the $760,015 reported in 2004. The 29% increase in G&A reflects the increase in corporate activity during the year coincident with the 25% increased sales revenues experienced by our Company as discussed above. Of the $221,430 G&A increase, $78,700 comprises increased office and general costs, $70,000 comprises costs incurred with respect to the Company entering into secured convertible notes arrangements, $46,310 comprises increased wages and benefits costs principally as a consequence of increased staffing due to increased production, and $22,987 relates to increased professional fees, such increases offset by a $38,707 decline in consulting expenses and a $15,552 decline in management fees.

The decline in consulting expenses was primarily attributable to the placement of a former consultant onto our payroll and a decrease in fees paid to a particular consultant. The decline in management fees was primarily attributable to the resignation in April 2005 of the former Chief Financial Officer. Brian Fiddler resigned his position as Chief Financial Officer and as a director as of April 4, 2005. Kimberly Landry then served in this position until March 2, 2006 when L. James Porter was appointed to serve as Chief Financial Officer. Ms. Landry has continued her roles as Chief Executive Officer and Chairman of the Board.

Liquidity and Capital Resources

As at December 31, 2005 we had negative working capital of $159,582, representing a $94,411 or 37% improvement over the $253,993 working capital deficiency that existed as at December 31, 2004.

During the twelve months ended December 31, 2005 our operations used $810,860 in cash as compared to $265,174 in the prior fiscal year, primarily due to the addition of consultants, staff and overhead needed to facilitate our Company's growth and ongoing product development. Further, we reduced trade payables and experienced increased trade receivables. Year-end accounts receivable as a percentage of year’s sales increased from 15% in 2004 to 19.8% in 2005.

We satisfied our operational requirements during 2005 principally through $452,250 of common share issuances and $343,203 from the issuance of secured convertible notes net of repayments of a previous convertible debenture.

Secured Convertible Debenture

Between December 2002 and January 2003 we borrowed $120,000 from a third party. Loan proceeds of $60,000 were received in December 2002 and the remaining $60,000 was received in January 2003. The loan was secured by all of our company’s assets and bore interest at a rate of 8% per year. The loan was repaid in 30 monthly principal payments of $3,333 commencing June 21 2003, with a final principal payment of $20,010 due on December 21, 2005. The loan was fully repaid in 2005.

Secured Convertible Notes

In December 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,000,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. To year-end $400,000 secured convertible notes were outstanding. Subsequent to year-end we received a further $300,000 funding under the Securities Purchase Agreement and the investors are obligated to purchase $300,000 of additional secured convertible notes, for an aggregate of $1,000,000, once the registration statement is declared effective.

Any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period.

We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

We anticipate our capital needs during the twelve month period ended December 31, 2006 to be $800,000 for general and administrative expenses, including $100,000 for research and development.

We do not have any available credit, bank financing or other external sources of liquidity. Due to our operating losses since inception, our operations have not been a source of liquidity. The ability of our company to continue as a going concern is dependent on our company raising additional capital and becoming profitable. There can be no assurance that we will be successful in obtaining additional funding at all, or on acceptable terms.

We do not have any “off-balance sheet arrangements” (as such term defined in Item 303 of Regulations S-K).

Employees

As at April 13, 2006, we have 10 full-time employees , several part-time employees and several consultants. We plan to hire additional staff in accordance with our level of operations and our ability to raise sufficient capital. None of our employees are covered by collective bargaining agreements.

Going Concern

As we have not yet generated significant revenues, in the consolidated financial statements for the year ended December 31, 2005, our independent auditor included in their Report to Shareholders dated April 10, 2006 an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

LUNA TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Luna Technologies International, Inc.:

We have audited the accompanying consolidated balance sheets of Luna Technologies International, Inc. as of December 31, 2005 and 2004 and the consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Luna Technologies International, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred losses since inception raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton Labonte”

CHARTERED ACCOUNTANTS

Vancouver, Canada
April 10, 2006

LUNA TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

ASSETS

CURRENT ASSETS
Accounts receivable	$133,378	$81,357
Prepaid expenses	37,305	6,027
Inventory	71,809	75,437

	242,492	162,821

FURNITURE AND EQUIPMENT, net of depreciation of $89,370 (2004 - $81,424)	9,412	15,605

	$251,904	$178,426

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$12,739	$184
Accounts payable and accrued liabilities	209,493	265,505
Due to related parties (Note 3)	36,605	16,160
Current portion of convertible debenture (Note 4)	-	56,797
Current portion of note payable (Note 3)	143,237	78,168

	402,074	416,814

CONVERTIBLE NOTE (Note 4)	376,172	-
NOTE PAYABLE (Note 3)	40,730	101,497

	818,976	518,311

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ DEFICIT
Capital stock (Note 5)
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized
NIL issued and outstanding
Common stock, $0.0001 par value, 30,000,000 shares authorized
13,598,398 (2004 – 9,664,648) shares issued and outstanding	1,360	966
Additional paid-in capital	3,558,535	2,032,988
Share purchase warrants	141,509	124,000
Accumulated deficit	(4,177,005)	(2,406,065)
Accumulated other comprehensive loss	(91,471)	(91,774)

	(567,072)	(339,885)

	$251,904	$178,426

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004

SALES	$673,821	$537,165
COST OF SALES	368,999	269,395

GROSS PROFIT	304,822	267,770
OTHER INCOME	-	120,000

	304,822	387,770

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	46,812	85,519
Consulting – stock based (Note 5)	687,600	279,468
Depreciation	7,946	11,084
Financing costs (Note 4)	70,000	-
Gain on write-off of accounts payable	-	(53,365)
Interest	406,717	18,942
Management fees	171,622	187,174
Office and general	245,284	166,584
Professional fees	124,974	101,987
Rent	34,870	33,716
Research and development, net of recoveries	61,408	55,097
Wages and benefits	218,529	172,219

	2,075,762	1,058,425

NET LOSS	$(1,770,940)	$(670,655)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.16)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,870,840	7,615,138

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

						Accumulated
	Common Stock		Additional	Share		Other
	Number of		Paid-in	Purchase	Accumulated	Comprehensive
	shares	Amount	Capital	Warrants	Deficit	Loss	Total

Balance, December 31, 2003	6,727,836	$673	$1,342,003	$74,000	$(1,735,410)	$(65,262)	$(383,996)

Issued for cash at - $0.20 per share	1,250,000	125	199,875	50,000	-	-	250,000
- $0.65 per share	100,000	10	51,990	13,000	-	-	65,000
- $1.00 per share	35,000	4	27,996	7,000	-	-	35,000

Issued on exercise of options - $0.04 per share	489,000	49	19,511	-	-	-	19,560
- $0.10 per share	160,000	16	15,984	-	-	-	16,000
- $0.23 per share	300,000	30	68,220	-	-	-	68,250
- $0.40 per share	5,000	-	2,000	-	-	-	2,000

Issued pursuant to stock bonus plan	597,812	59	130,809	-	-	-	130,868

Stock-based compensation on options	-	-	154,600	-	-	-	154,600

Share purchase warrants expired	-	-	20,000	(20,000)	-	-	-

Net loss	-	-	-	-	(670,655)	-	(670,655)

Currency translation adjustment	-	-	-	-	-	(26,512)	(26,512)

Balance, December 31, 2004	9,664,648	$966	$2,032,988	$124,000	$(2,406,065)	$(91,774)	$(339,885)

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

						Accumulated
	Common Stock		Additional	Share		Other
	Number of		Paid-in	Purchase	Accumulated	Comprehensive
	shares	Amount	Capital	Warrants	Deficit	Loss	Total

Balance, December 31, 2004	9,664,648	$966	$2,032,988	$124,000	$(2,406,065)	$(91,774)	$(339,885)

Issued for cash at - $0.20 per share	1,833,750	184	293,216	73,350	-	-	366,750

Issued on exercise of options - $0.001 per share	500,000	50	450	-	-	-	500
- $0.05 per share	1,300,000	130	64,870	-	-	-	65,000
- $0.10 per share	200,000	20	19,980	-	-	-	20,000
- $0.18 per share	20,000	2	3,598	-	-	-	3,600

Issued pursuant to stock bonus plan	80,000	8	24,392	-	-	-	24,400

Stock-based compensation	-	-	663,200	-	-	-	663,200

Discount on convertible debenture and issuance of warrants	-	-	375,841	24,159	-	-	400,000

Share purchase warrants expired	-	-	80,000	(80,000)	-	-	-

Net loss	-	-	-	-	(1,770,940)	-	(1,770,940)

Currency translation adjustment	-	-	-	-	-	303	303

Balance, December 31, 2005	13,598,398	$1,360	$3,558,535	$141,509	$(4,177,005)	$(91,471)	$(567,072)

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,770,940)	$(670,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,946	11,084
Stock-based compensation	687,600	279,468
Gain on write-off of accounts payable	-	(53,365)
Beneficial conversion interest (Note 4)	375,841	-
Accretion of interest on convertible debenture (Note 4)	331	-
Changes in operating assets and liabilities:
Accounts receivable	(52,021)	(32,230)
Prepaid expenses	(31,278)	(2,067)
Inventory	3,628	12,810
Accounts payable and accrued liabilities	(56,012)	140,272
Due to related parties	24,045	49,509

NET CASH USED IN OPERATING ACTIVITIES	(810,860)	(265,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(1,753)	(5,912)

NET CASH USED IN INVESTING ACTIVITIES	(1,753)	(5,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft	12,555	(11,068)
Proceeds from issuance of common shares	452,250	357,000
Convertible debenture proceeds (repayments)	343,203	(39,996)
Gain on notes payable (repayments)	4,302	(8,338)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	812,310	297,598

EFFECT OF EXCHANGE RATE CHANGES	303	(26,512)

NET CHANGE IN CASH	-	-

CASH, BEGINNING AND END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND
    FINANCING ACTIVITIES (See Note 7)

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated on March 25, 1999 in the state of Delaware. The Company commenced operations April 30, 1999 and by agreement effective as of that date, acquired proprietary technology and patent rights from Luna Technology Inc. (“LTBC”), a private British Columbia company with certain directors and shareholders in common with the Company. In addition, by agreement effective November 15, 1999, the Company acquired proprietary technology and the trademark rights to “LUNA” and “LUNAPLAST”, which relate to the acquired photoluminescent technology. This technology is used for the development and production of photoluminescent signage, wayfinding systems and other novelty products with applications in marine, commuter rail, subway, buildings and toy markets.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2005 the Company has a working capital deficiency of $159,582 (2004 - $253,993) and has incurred losses since inception raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during 2005, 80% of the Company’s total sales were derived from two customers, one customer of which also provided financing to the Company in connection with the Convertible Debenture as described in Note 4.

The Company anticipates meeting its working capital requirement for the next year through product sales, the sale of shares of common stock or through loans and advances from related parties as may be required.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
These financial statements include the accounts of the Company and its wholly-owned subsidiary Luna Technologies (Canada) Ltd. (“LTC”), a company incorporated June 9, 1999 in the province of British Columbia. LTC was incorporated to conduct all future business activities in Canada. All significant intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The areas requiring significant estimates and assumptions are determining the useful lives of furniture and equipment and the fair value of stock-based compensation.

Inventory
Inventory consists of finished goods and is carried at the lower of cost or net realizable value.

Furniture and Equipment
Furniture and equipment are recorded at cost. Depreciation is computed by using the straight-line method over the estimated useful lives of two to five years.

Revenue Recognition
The Company recognizes revenue when products have been shipped, the amounts are fixed or determinable and collection is reasonably assured. The Company also generates other income from one-time fees charged in connection with territorial supply agreements. As the Company has no future obligations in connection with these agreements, these fees are recognized as other income upon execution of the agreements and when collection is reasonably assured.

Research and Development Costs
Ongoing new product and technology research and development costs are expensed as incurred net of contributions made by third parties toward research projects.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign Currency Translation
These financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Long-Lived Assets
The Company monitors the recoverability of long-lived assets, including furniture and equipment, based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company's policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including accounts receivable, bank overdraft, due to related parties, and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments. Management has also determined that the fair value of the convertible debenture approximates its carrying value as at December 31, 2005.

Risk Management
Currency risk. The majority of the Company’s sales and cost of sales are made in U.S. currency while a significant amount of its general and administrative expenses are made in Canadian currency. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk. Management does not believe the Company is exposed to significant credit risk and accordingly does not manage credit risk directly.

Comparative figures
Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

Net Loss per Common Share
The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period including stock options and share purchase warrants using the treasury method. Convertible notes, share purchase warrants and stock options were not included in the calculation of diluted loss per share as their effect was anti-dilutive.

Stock-Based Compensation
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation”. The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Stock-Based Compensation (cont’d)
The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro-forma effect on net loss and loss per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Years ended December 31,
		2005	2004

Net loss	As reported	$(1,770,940)	$(670,655)

SFAS 123 compensation expense	Pro-forma	(43,080)	(63,050)

Net loss	Pro-forma	$(1,814,020)	$(733,705)

Pro-forma basic and diluted loss per share	Pro-forma	$(0.17)	$(0.10)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

The Company has also adopted the provisions of the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25”, which provides guidance as to certain applications of APB No. 25.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on the Company’s reported financial position or results of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during the implementation of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2003 LTC and the Company executed a guarantee of certain unpaid management fees owing to the then CEO of LTC totaling $123,750 (CDN$165,000). Effective August 31, 2004, the CEO of LTC resigned and entered into an agreement with the Company for the payment of these guaranteed amounts and additional fees owing. Effective August 3, 2004, the Company had guaranteed, by a non-interest bearing promissory note, outstanding management fees due to the former CEO of LTC totaling CDN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$ 20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January 15, 2006, CDN$40,000 on June 15, 2006 and CDN$52,000 on January 15, 2007. In addition, the Company agreed to a severance payment of CDN$43,200 to be paid in twelve equal monthly installments of CDN$3,600. To December 31, 2005 CDN$63,200 has been paid in connection with the above agreements leaving CDN$167,000 (US$143,237) owing. The Company did not pay the CDN $20,000 installment due January 15, 2005, the CDN $25,000 installment due June 15, 2005 or the CDN$30,000 installment due January 15, 2006. This debt is in default and has been reclassified as a current liability to reflect its status as due in full.

During 2005 the Company had transactions with directors and officers as follows: expenses paid on behalf of and advances made to the Company - $42,168 (2004 - $96,655); management fees incurred by the Company - $162,622 (2004 - $187,174); and payments and reimbursements made by the Company - $184,344 (2004 - $234,320) leaving $36,605 owing as at December 31, 2005 (December 31, 2004 - $16,160).

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 3 – RELATED PARTY TRANSACTIONS (Cont’d)

The Company and LTC have non-interest-bearing promissory notes totalling $40,730 payable to LTBC originally due on or before June 30, 2001. The due dates on these notes have been extended to January 1, 2007.

Unless otherwise noted, all amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 4 – LONG TERM DEBT

Secured Convertible Debenture

Effective December 21, 2002, the Company issued a $120,000 Secured Convertible Debenture (the “Debenture”). The Debenture is secured by a first floating charge on all of the property, assets and undertakings of the Company and bears interest at a rate of 8% per annum. The Company is required to make fixed monthly principal payments of $3,333 for a period of 30 months commencing June 21, 2003 and a final principal payment of $20,010 due December 21, 2005. Interest is calculated on the outstanding principal balance and is payable monthly commencing June 21, 2003. During 2005 the Company made principal and interest payments totaling $59,607 including the final principal payment of $20,010.

Secured Convertible Note

Effective December 16, 2005, (“the Closing date”) the Company entered into a Securities Purchase Agreement (the “SPA”) with accredited investors for the sale of (i) $1,000,000 in secured convertible notes and (ii) five year warrants to buy 1,000,000 shares of the Company’s common stock at $0.40 per share. The investors are obligated to provide an aggregate of $1,000,000 as follows:

o     $400,000 on December 21, 2005 (received);

o     $300,000 within five days of the filing of a registration statement on Form SB-2 covering the number of shares of the Company's common stock underlying the secured convertible notes and warrants (received subsequent to year-end); and

o     $300,000 to be disbursed within five days of the effective date of the aforementioned registration statement.

The secured convertible notes bear interest at 8% per annum, unless the common stock of the Company is greater than $0.2125 per share for each trading day of a month, in which event no interest is payable during such month. The secured convertible notes mature three years from the date of issuance, and are convertible into the Company's common stock, at the Purchasers' option, at a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

The full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible debentures. In addition, the Company granted the investors a security interest in substantially all of its assets and intellectual property.

Under the SPA, the Company is required to file a registration statement with the Securities and Exchange Commission within 45 days of closing (filed on February 2, 2006). If the registration statement is not declared effective within 120 days from the date of closing, the Company is required to pay liquidated damages to the investors. In the event that the Company breaches any representation or warranty in the SPA, the Company is required to pay liquidated damages in shares or cash, at the election of the Company, in an amount equal to three percent of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The warrants are exercisable until five years from the date of issuance at a purchase price of $0.40 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 4 – LONG TERM DEBT (cont’d)

Upon an issuance of shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for the Company's shares of common stock for the five trading days immediately preceding such issuance as set forth on the Company's principal trading market.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of the selling stockholder's position.

The investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $375,841 as additional paid-in capital as the secured convertible notes were issued with an intrinsic value conversion feature. Accordingly, the Company recorded $375,841 of interest expense, being the difference between the stated value and carrying value at the date of issuance. In addition, in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the warrants of $24,159 as a component of stockholders’ deficit. The Company will record further interest expense over the term of the secured convertible notes of $24,158 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be accreted to the face value of $400,000 at maturity or the date of conversion. To December 31, 2005, accrued interest of $877 has been included in accrued liabilities, and interest expense of $331 has been accreted increasing the carrying value of the convertible debentures to $376,172.

In connection with the convertible notes payable, the Company incurred finance costs totalling $70,000, which consisted of professional fees, due diligence, and a finder’s fee.

NOTE 5 – CAPITAL STOCK

2005 Transactions
The Company issued 1,833,750 units at a price of $0.20 per unit for proceeds of $366,750. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at prices ranging from $0.35 to $0.55 per share for a period ranging from April 1, 2005 to October 28, 2007. The estimated fair value of these warrants of $73,350 has been recorded as a separate component of stockholders’ equity.

The Company awarded 80,000 shares of common stock under the Stock Bonus Plan with a fair value of $24,400. At December 31, 2005, 772,188 shares remain available for awards under this plan.

The Company issued 2,020,000 shares of common stock under the Non-Qualified Stock Option Plan for total consideration of $89,100 or which $85,500 was received in cash and $3,600 by offset of amounts due to a related party.

2004 Transactions
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

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 5 – CAPITAL STOCK (cont’d)

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

Stock Option Plans
Effective January 26, 2004, the Company adopted plans allowing for the granting of stock options and awarding of shares of common stock as follows:

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

Non-Qualified Stock Option Plan
The Company adopted a Non-Qualified Stock Option Plan authorizing the issuance of options to purchase up to 10,850,000 shares of common stock of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then par value of the Company’s common stock and can be exercised at any time following the date of grant. This plan is available to officers, directors, employees, consultants and advisors of the Company.

Stock Bonus Plan
The Company adopted a Stock Bonus Plan authorizing the award of up to 1,650,000 shares of common stock of the Company solely at the discretion of the board of directors. This plan is available to officers, directors, employees, consultants and advisors of the Company.

Effective October 19, 2005, the Company filed an amended Form S-8 Registration Statement for 13,250,000 common shares authorized under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan and the Stock Bonus Plan.

During 2004, the Company issued 12,000 shares of common stock under the Company’s Stock Bonus Plan at $0.50 per share in settlement of $6,000 of accounts payable and awarded a further 585,812 common shares under the Stock Bonus Plan with a fair value of $124,868. As at December 31, 2004, 202,188 shares remain available for awards under this plan.

During 2005, the Company awarded 80,000 shares of common stock under the Stock Bonus Plan with a fair value of $24,400. At December 31, 2005, 772,188 shares remain available for awards under this plan.

During 2004, the Company granted 460,000 stock options to consultants at prices ranging from $0.10 per share to $0.23 per share. The fair value of these options was recorded as consulting fees of $71,600. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming expected lives ranging from one year to five years, risk-free interest rates ranging from 2% to 3% and expected volatilities ranging from 77% to 103%.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 5 – CAPITAL STOCK (cont’d)

Stock Option Plans (cont’d)
During 2004, the Company granted a total of 659,200 stock options to the Company’s president at exercise prices ranging from $0.35 per share to $0.75 per share, exercisable for a term of three years. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 102% resulting in an aggregate pro forma expense of $142,200 to be disclosed in Note 2 upon vesting of the options. Of these options, 59,200 vested immediately and the remaining 600,000 vest at a rate of 16,667 per month for a period of three years. During year ended December 31, 2005, $47,400 (December 31, 2004 - $30,850) of the pro forma expense has been disclosed and the remaining $63,950 will be disclosed upon vesting of the options.

During 2004, the Company granted a total of 505,000 stock options to an employee and a director of the Company at exercise prices ranging from $0.04 per share to $0.30 per share, exercisable for terms ranging from one year to ten years. As the exercise price of certain of these options was less than the market price of the Company’s common stock as at the date of grant, the Company has recorded an intrinsic value stock-based compensation expense of $78,600. In addition, the Company has disclosed a pro-forma expense of $16,500 relating to the additional fair value of these options as estimated using the Black-Scholes option pricing model assuming an expected life of ten years, a risk-free interest rate of 3% and an expected volatility of 103%.

During 2005, the Company granted a total of 3,600,000 non qualified stock options to a consultant of the Company at exercise prices ranging from $0.001 per share to $0.10 per share, exercisable for a term of two years. As the exercise price of certain of these options was less than the market price of the Company’s common stock as at the date of grant, the Company has recorded an fair value stock-based compensation expense of $663,200 estimated using the Black-Scholes option pricing model assuming an expected life of two years, a risk-free interest rate of 3% and an expected volatility of 130%. At December 31, 2005, 6,016,505 shares remain available for granting under the Non-Qualified Stock Option Plan

Of the 750,000 common shares available under the Incentive Stock Option Plan, as at December 31, 2005, 305,000 shares have been granted and exercised, and 445,000 shares remain available for granting.

The Company’s stock option activity is as follows:

	Number of	Weighted Average	Weighted Average
	Options	Exercise Price	Remaining Life

Balance, December 31, 2003	185,000	$0.32	2.98 years
Granted	1,624,200	0.23
Expired	(85,000)	0.25
Exercised	(954,000)	0.11

Balance, December 31, 2004	770,200	0.39	2.81 years
Granted	3,600,000	0.07
Expired	-	-
Exercised	(2,020,000)	0.04

Balance, December 31, 2005	2,350,200	$0.20	1.78 years

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 5 – CAPITAL STOCK (cont’d)

Share Purchase Warrants
The Company’s share purchase warrant activity is as follows:

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price	Remaining Life

Balance, December 31, 2003	839,255	$0.94	1.21 years
Issued	1,385,000	0.37
Expired	(439,255)	0.89
Exercised	-	-

Balance, December 31, 2004	1,785,000	0.51	0.77 years
Issued	2,233,750	0.37
Expired	(1,500,000)	0.41
Exercised	-	-

Balance, December 31, 2005	2,518,750	$0.44	1.96 years

NOTE 6 - INCOME TAXES

There were no significant temporary differences between the Company’s tax and financial bases, except for the Company’s net operating loss carryforwards amounting to approximately $2,873,000 at December 31, 2005 (2004 - $1,790,000). These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,	Year Ended December 31,
	2005	2004

Interest paid	$30,545	$6,285
Income taxes paid	$-	$-
Fair value of stock bonus grants	$24,400	$130,868
Fair value of option grants	$663,200	$154,600
Exercise of stock options for debt	$3,600	$98,810

NOTE 8 – CONCENTRATION RISK

For the year ended December 31, 2005, the Company made purchases from three suppliers of approximately 50%, 20% and 10%, respectively.

For the year ended December 31, 2005, the Company had sales with one customer of approximately 67%.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 9 – SUBSEQUENT EVENTS

In January 2006, the Company issued 500,000 common shares under the pre-existing Non-Qualified Stock Option Plan and 250,000 common shares under the pre-existing Stock Bonus Plan. The Company also adopted a 2006 Stock Plan. The pre-existing plans as discussed in Note 5 continue to remain in place.

In January 2006, the Company issued 200,000 shares on account of a finder's fee attributable to the Company's receipt of its first tranche of funding received under the December 16, 2005 Securities Purchase Agreement. The Company issued a further 100,000 shares on account of a subscription for shares. These 300,000 shares were not issued pursuant to a registered stock plan and accordingly are subject to resale restrictions.

Effective February 3, 2006, Scott Bullis resigned his position as President of the Company.

On February 7, 2006, the Company received the $300,000 second required funding tranche under the December 16, 2005 Securities Purchase Agreement.

Effective March 1, 2006, the Company entered into a consulting agreement with the Company’s new Chief Financial Officer (“CFO”). Under the terms of the agreement, the CFO will be paid a total of $2,500 per month for 12 months ending February 28, 2007 and receive 500,000 common shares of the Company.

Effective March 16, 2006, the Company registered 5,000,0000 common shares pursuant to its 2006 Stock Plan and entered into agreements to issue 5,000,000 shares pursuant to the 2006 Stock Plan, of which 500,000 shares were issued to the Company’s new CFO pursuant to his consulting agreement, 100,000 shares were issued to an independent Company director, 400,000 shares were issued to a shareholder pursuant to a subscription agreement for the conversion of debt and 4,000,000 shares were issued to arms-length consultants pursuant to consulting agreements.

Item 8.           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.         Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of our fiscal year ended December 31, 2004 we conducted an evaluation, under the supervision and with the participation of Kimberly Landry, our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, we have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions on required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.         Other Information

None.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at April 13, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Kimberly Landry	Chief Executive Officer and Director	40	April 30, 1999
Robert H. Humber	Secretary and Director	61	April 30, 1999
Leslie James Porter	Chief Financial Officer and Director	41	March 2, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Kimberly Landry

Ms. Landry was our President between September 1, 2001 and August 31, 2004. On August 31, 2004 Ms. Landry resigned as President and was appointed the Chief Executive Officer. Ms. Landry held the position of Principal Financial and Chief Accounting Officer since April 5, 2005. She resigned as Principal Financial Officer on March 2, 2006. Ms. Landry has been the Secretary, as well as a director since April 1999. Since December 1994 Ms. Landry has also been an officer and director of Luna Technologies Inc. Ms. Landry attended a Washington State Community College where she studied business administration.

Robert H. Humber

Mr. Humber was our President between April 1999 and September 1, 2001. Mr. Humber has been a director since April 1999. Between July 1996 and November 1999 Mr. Humber was the President of Luna Technologies Inc. Prior to July 1996 Mr. Humber worked with Douglas Sinclair, a former officer of our company, and Kimberly Landry in developing photoluminescent products. For the past twenty-three years Mr. Humber has also been an independent investigator and security consultant providing services to law enforcement agencies and private industry.

Leslie James Porter

Mr. Porter was appointed Chief Financial Officer and Director on March 2, 2006.

Since November 2005 Mr. Porter served as CFO and Director of General Metals Corporation, a junior mining exploration company. Since July 2005 Mr. Porter also served as CFO and Director of Tangerine Gold Inc., a junior mining exploration company. From January to July 2005 Mr. Porter was CFO of Mediterranean Minerals Ltd. and its predecessor Manhattan Minerals Inc., a junior mining exploration company. In 2003 and 2004 Mr. Porter was CFO and Director of Firestone Ventures, Inc., a junior mining exploration company. From 2001 to 2004 Mr. Porter served on the Advisory Board of Webtech Wireless Inc., a global positioning satellite location solutions provider. From 2004 to date Mr. Porter served as CFO and Director of SHEC Labs Solar Hydrogen Energy Corporation, a solar and hydrogen energy technology company. He has also served on that company’s Steering Committee since 2003 and as a financial advisor to that company since 2001.

Since 2001 Mr. Porter has been President of LJV Capital Corp., an entity which provides financial and business consulting services to early stage companies.

From 1999 to 2001 Mr. Porter was CFO and Director of Global Media Corp., an internet media streaming company.

Mr. Porter received his Bachelor of Commerce degree in Finance from the University of British Columbia in Vancouver, B.C. in 1987. He received his Chartered Accountant designation from the Institute of Chartered Accountants of British Columbia in 1990, his Chartered Financial Analyst designation from the Institute of Chartered Financial Analysts in 1994 and his Certified Public Accountant designation (State of Illinois) from the University of Illinois in 1999.

Mr. Porter received his Chartered Accountant and Chartered Financial Analyst designations while employed with the major public accounting firm, Arthur Andersen & Co., where he achieved the position of Senior Manager and served large corporations and public corporations in the airline, finance, forestry, oil and gas, manufacturing, mining, technology, distribution and service provider sectors. While at Arthur Andersen & Co., Mr. Porter was also involved with various international transactions.

Committees of the Board

We do not have a compensation committee. Our board of directors serve as our Audit Committee.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed herein, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it has one member of its audit committee, Leslie James Porter, that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, however, Mr. Porter is not “independent” as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the financial condition of our company.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2005, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

Effective May 21, 2004, our company's board of directors adopted a Code of Ethics that applies to, among other persons, our company's (being our principal executive officers and principal financial officers (including principal accounting officers and controllers), as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written standards that are designed to deter wrongdoing and to promote a high ethical standards and commitment to compliance.

Our Code of Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and corporate secretary, as well as persons performing similar functions, with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Ethics by our president or chief financial officer.

Our Code of Ethics is incorporated by reference from our Quarter Report on Form 10-QSB filed on May 21, 2004.

Item 10.          Executive Compensation.

The following table summarizes the compensation of our executive officers during the three years ended December 31, 2005, 2004 and 2003. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Kimberly Landry President, Chief Executive Officer and Secretary(1)	2005 2004 2003	74,294 55,705 45,120l	Nil 46,750 Nil	Nil 500,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Leslie James Porter Chief Financial Officer(2)	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Scott Bullis President(3)	2005 2004 2003	74,294 22,016 Nil	Nil Nil Nil	Nil Nil Nil	Nil 659,200 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Brian Fiddler Principal Financial and Accounting Officer(4)	2005 2004 2003	9,906 36,880 25,687	6,800 9,500 10,980	Nil Nil Nil	Nil Nil 160,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)

Ms. Landry was our President from September 1, 2001 to August 31, 2004. On August 31, 2004 Ms. Landry was appointed Chief Executive Officer. On April 5, 2005 Ms. Landry was appointed Principal Financial and Chief Accounting Officer. Ms. Landry was Secretary from April 30, 1999 to February 1, 2006.

(2)	Mr. Porter was appointed Chief Financial officer on March 2, 2006.
(3)	Mr. Bullis was President from August 31, 2004 to February 3, 2006.
(4)	Mr. Fiddler resigned as Principal Financial and Accounting Officer on April 4, 2005.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to our Named Executive Officers during our fiscal year ended December 31, 2005:

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term (3)
	Number of Securities Underlying Options Granted (#)(1)	Percent of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price ($/Sh)	Expiration Date
					5%($)	10%($)
Kimberly Landry	Nil	N/A	N/A	N/A	N/A	N/A
Scott Bullis	Nil	N/A	N/A	N/A	N/A	N/A
Brian Fiddler	Nil	N/A	N/A	N/A	N/A	N/A
Robert H. Humber	Nil	N/A	N/A	N/A	N/A	N/A

AGGREGATE OPTION EXERCISES IN 2005 AND YEAR-END OPTION VALUES

The following table provides certain information with respect to our Named Executive Officers concerning the exercise of options during 2005 and unexercised options held by them at the end of the year.

Name	Number of Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005 (#)		Value of Unexercised In-the- Money Options at December 31, 2005 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kimberly Landry	Nil	Nil	11,000	Nil	Nil	Nil
Scott Bullis	Nil	Nil	659,200	Nil	Nil	Nil
Brian Fiddler	3,600	Nil	80,000	Nil	Nil	Nil
Robert H. Humber	Nil	Nil	Nil	Nil	Nil	Nil

Employment/Consulting Agreements

Our Canadian subsidiary has an employment agreement with Kimberly Landry whereby the subsidiary has agreed to pay Ms. Landry a salary of CDN$7,500 per month.

Effective March 1, 2006, we entered into a consulting agreement with Leslie James Porter, wherein we agreed to pay him a monthly fee of CDN$2,500 as well as reasonable out-of-pocket expenses incurred in the performance of his duties. In addition, we have agreed to pay Mr. Porter 500,000 shares of common stock, which shares are to be issued pursuant to the provisions of our 2006 Stock Option Plan. The agreement terminates February 28, 2007 and will automatically renew for an additional one year term unless otherwise stipulated.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Directors Compensation

Standard Arrangements. At present we do not pay our directors for attending meetings of the board, although we may adopt a director compensation policy in the future. We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

Other Arrangements. During the year ended December 31, 2005, and except as disclosed elsewhere in this annual report, none of our directors received any form of compensation from our company.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at April 13, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Kimberly Landry c/o Luna Technologies, Inc. 61B Fawcett Road, Coquitlam, British Columbia, Canada V3K 6V2	1,544,000 (2)	7.86%
Leslie James Porter c/o Luna Technologies, Inc. 61B Fawcett Road, Coquitlam, British Columbia, Canada V3K 6V2	500,000	2.54%
Robert H. Humber c/o Luna Technologies, Inc. 61B Fawcett Road, Coquitlam, British Columbia, Canada V3K 6V2	30,000	0.15%
Scott Bullis 1204 – 939 Beatty Street Vancouver, British Columbia, Canada V6C 3Z1	Nil	Nil
Douglas Sinclair 1653 Plateau Crescent Coquitlam, British Columbia, Canada V3B 3E3	1,585,000	8.07%
Barry Drummond 118 Bridge Rd. West Vancouver British Columbia, Canada V7P 3R2	1,045,000	5.32%
Michael Harrison 8585 Drifter Way Whistler, British Columbia, Canada V0N 1B8	1,869,000	9.51%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Walter Doyle c/o Luna Technologies, Inc. 61B Fawcett Road, Coquitlam, British Columbia, Canada V3K 6V2	1,400,000 (3)	7.13%
Directors and Executive Officers as a Group (3 individuals)	2,074,000 common shares	10.56%

(1)

Based on 19,648,398 shares of common stock issued and outstanding as of April 10, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person

(2)	Ms. Landry holds 11,000 options for the purchase of common shares of the Company’s common stock at an exercise price of 4 cents per share.

(3)	Mr. Doyle holds 1,100,000 options for the purchase of common shares of the Company’s common stock at an exercise price of 10 cents per share.

Cancellation of Shares, Cancelled Debt

None.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12.          Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13.          Exhibits.

Exhibit	Description

3.	Articles of Incorporation and By-laws:

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 17, 2000).

3.3	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 17, 2000).

Exhibit	Description

4.	Instruments Defining the Rights of Security Holders

4.1	2006 Stock Plan (incorporated by reference from our Registration Statement on Form S-8, filed on March 17, 2006).

4.2	Incentive Stock Plan (incorporated by reference from our Registration Statement on Form S-8, filed on October 19, 2006).

4.3	Non-Qualified Stock Option Plan(incorporated by reference from our Registration Statement on Form S-8, filed on October 19, 2006).

4.4	Stock Bonus Plan (incorporated by reference from our Registration Statement on Form S-8, filed on October 19, 2006).

10.	Material Contracts

10.1

Agreement relating to purchase of patent rights, dated March 31, 1999, by and among Luna Technologies International, Inc. and Luna Technologies Inc. (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 17, 2000).

10.2

Assignment of patent rights, dated April 30, 1999, by and among Luna Technologies International, Inc. and Luna Technologies Inc. (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 17, 2000).

10.3

Agreement relating to proprietary purchase of property technology and trademarks, dated October 15, 1999, by and among Luna Technologies International, Inc. and Douglas Sinclair (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 17, 2000).

10.4

Assignment of trademarks, dated November 15, 1999, by and among Luna Technologies International, Inc. and Douglas Sinclair (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 17, 2000).

10.5

Non-Compete Agreement, dated November 15, 1999, by and among Luna Technologies International, Inc. and Douglas Sinclair (incorporated by reference from our Registration Statement on Form 10-SB, filed on March 17, 2000).

10.6

Securities Purchase Agreement, dated December 16, 2005, by and among Luna Technologies International, Inc. and AJW Offshore Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2005).

10.7	Callable Secured Convertible Note issued to AJW Offshore, Ltd. dated December 16, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2005).

10.8	Callable Secured Convertible Note issued to AJW Qualified Partners, LLC, dated December 16, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2005).

10.9	Callable Secured Convertible Note issued to AJW Partners, LLC, dated December 16, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2005).

Exhibit	Description

10.10	Callable Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated December 16, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2005).

10.11	Stock Purchase Warrant issued to AJW Offshore, Ltd., dated December 16, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2005).

10.12	Stock Purchase Warrant issued to AJW Qualified Partners, LLC., dated December 16, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2005).

10.13	Stock Purchase Warrant issued to AJW Partners, LLC., dated December 16, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2005).

10.14	Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC., dated December 16, 2005 (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2005).

10.15

Registration Rights Agreement, dated as of December 16, 2005, by and among Luna Technologies International, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2005).

10.16

Intellectual Property Security Agreement, dated as of December 16, 2005, by and among Luna Technologies International, Inc., AJW Offshore, Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2005).

10.17

Consulting Agreement dated March 1, 2006, by and among Luna Technologies International, Inc. and Leslie James Porter (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2006).

10.18

Restricted Share Grant Agreement dated March 16, 2006, by and among Luna Technologies International, Inc. and Robert Humber (incorporated by reference from our Current Report on Form 8-K filed on March 22, 2006).

14.	Code of Ethics

14.1	Code of Ethics(incorporated by reference from our Quarterly Report on Form 10-QSB, filed on May 21, 2004).

23.	Consents

23.1*	Consent of Dale Matheson Carr-Hilton LaBonte

31.	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Kimberly Landry

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Leslie James Porter.

32.	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Kimberly Landry.

Exhibit	Description

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Leslie James Porter.

* Filed herewith

Item 14.          Principal Accountants Fees and Services

Dale Matheson Carr-Hilton LaBonte Chartered Accountants have served as the Company's independent public accountants during the fiscal years ended December 31, 2005 and 2004.

The following table sets forth the aggregate fees billed to our company for the years ended December 31, 2004 and 2005 by Dale Matheson Carr-Hilton LaBonte.

	2004	2005
Audit Fees	$21,800	$25,000
Audit Related Fees	$nil	$nil
Financial Information Systems	$nil	$nil
Design and Implementation	$nil	$nil
Tax Fees	$nil	$nil
All Other Fees	$nil	$nil

Audit fees represent amounts billed for professional services rendered for the audit of our company's annual financial statements and the reviews of the financial statements included in our company’s Form 10-Qs for the fiscal year. Before Dale Matheson Carr-Hilton LaBonte was engaged by our company to render audit services, the engagement was approved by our board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

By:	/s/ Kimberly Landry
Kimberly Landry, President, Chief Executive
Officer and Secretary
(Principal Executive Officer)

Date:	April 17, 2006

By:	/s/ Leslie James Porter
Leslie James Porter, Chief Financial Officer
(Principal Financing Officer and
Principal Accounting Officer)

Date:	April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kimberly Landry
Kimberly Landry	President, Chief Executive Officer,	April 17, 2006
Secretary and Director

/s/ Leslie James Porter
Leslie James Porter	Chief Financial Officer and Director	April 17, 2006

/s/ Robert H. Humber
Robert H. Humber	Director	April 17, 2006