Form 10KSB/A
period 2004-12-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-04-26
CIK 1085217

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

EXPLANATORY NOTE: This Amended Annual Report on Form 10-KSB/A is being filed for the purpose of amending the form on which the Company previously filed its Annual Report on Form 10-KSB/A filed by the Company on March 1, 2006. This amended Annual Report is being filed for the sole purpose of modifying Item 8A Controls and Procedures. In all other material respects this Amended Annual Report on Form 10-QSB is unchanged from the Annual Report on Form 10-KSB/A filed by the Company on March 1, 2006.

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

Management Changes Effective August 31, 2004:

•	Douglas Sinclair resigned as an officer of the Company and as an officer of the Company's subsidiaries.
•
To satisfy amounts owed by the Company to Mr. Sinclair for management fees the Company agreed to pay Mr. Sinclair CDN$187,000 in a series of installments with the last installment due January 15, 2007.

•	Mr. Sinclair agreed to maintain the confidential nature of the Company's trade secrets and proprietary technology.
•	Mr. Sinclair agreed that he would not compete with the Company until July, 2006.
•	Kimberly Landry was appointed the Company's Chief Executive Officer.
•	Scott Bullis was appointed the Company's President.

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

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Other Annual Compensation (3)	Restricted Stock Awards (4)	Options Granted (5)

Kimberly Landry,	2004	$55,705			$46,750	500,000
President between September 1, 2001 and	2003	$45,120	--	--	--	--
August 31, 2004, and Chief Executive Officer since August 31, 2004	2002	$20,000	--	--	--	--

Scott Bullis,	2004	$22,016	--	--	--	659,200
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

	Total	Shares		Remaining
	Shares	Reserved for		Shares Options/
	Reserved	Outstanding	Issued As	Shares
Name of Plan	Under Plan	Options	Stock Bonus	Under Plan
Incentive Stock Option Plan	750,000	--	N/A	445,000
Non-Qualified Stock Option Plan	4,000,000 (1)	770,200	N/A	2,193,130
Stock Bonus Plan	1,250,000 (1)	N/A	777,812	472,188

(1) Reflects amendment to Plan in February 2005 which increased number of shares issuable upon exercise of options granted pursuant to the Plan.

The persons listed below have received options or shares of the Company's common stock as a stock bonus:

Incentive Stock Options

Option Holder	Shares Subject To Option	Exercise Price	Date of Grant	Expiration Date of Option	Options Expired/ Exercised as of April 15, 2005
Employee	5,000	$0.50	03/04/03	03/04/04	5,000
Consultant	300,000	$0.23	10/7/04	10/7/06	300,000
	305,000

Non-Qualified Stock Options

Option Holder	Shares Subject To Option	Exercise Price	Date of Grant	Expiration Date of Option	Options Expired/ Exercised as of April 15, 2005
Brian Fiddler	40,000	$0.10	08/15/03	08/30/08	40,000
Brian Fiddler	40,000	$0.18	08/15/03	08/30/08	20,000
Brian Fiddler	20,000	$0.50	08/15/03	08/30/08
Brian Fiddler	20,000	$0.25	08/15/03	08/30/08
Brian Fiddler	20,000	$0.40	08/15/03	08/30/08
Brian Fiddler	20,000	$0.60	08/15/03	08/30/08
Scott Bullis	52,800	$0.35	07/26/04	08/26/07
Scott Bullis	6,400	$0.75	07/26/04	08/26/07
Scott Bullis	400,000	$0.35	07/26/04	08/26/07
Scott Bullis	200,000	$0.50	07/26/04	08/26/07
Kimberly Landry	359,000	$0.04	10/06/04	11/04/04	359,000
KimberlyLandry	130,000	$0.04	10/06/04	11/18/04	130,000
Kimberly Landry	11,000	$0.04	10/06/04	10/06/14
Other employees and consultants	572,670	$0.05/$0.50	*	*	572,670
	1,891,870				1,121,670

* Various dates

Stock Bonuses
	Shares Issued
Name	as Stock Bonus	Date Issued
Brian Fiddler	18,000	8/15/03
Kimberly Landry	205,000	10/04/04
Brian Fiddler	30,000	10/04/04
Robert Humber	100,000	10/04/04
Douglas Sinclair	175,000	10/04/04
Kimberly Landry	20,000	12/31/04
Brian Fiddler	20,000	12/31/04
Kimberly Landry	10,000	01/25/05
Brian Fiddler	10,000	01/25/05
Other employees and consultants	189,812	Various dates
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

		% of Total
	Options	Granted to	Exercise
	Options	Employees in	Price Per	Expiration
Name	Granted (#)	Fiscal Year	Share	Date
Kimberly Landry	489,000	42%	$0.04	11/04
Kimberly Landry	11,000	1%	$0.04	10/14
Scott Bullis	659,000	57%	Various	8/07
Brian Fiddler (5)	--	--	--	--
Robert H. Humber	--	--	--	--

Name	Shares Acquired On Exercise (1)	Value Realized (2)	Number of Unexercised Options (3) Exercisable/ Unexercisable	Value (in $) of Unexercised In-the-Money Options at Fiscal Year-End (4) Exercisable/ Unexercisable
Kimberly Landry	489,000	$148,990	11,000/--	$4,290/--
Scott Bullis	--	--	--	--
Brian Fiddler (5)	--	--	--	--
Robert H. Humber	--	--	--	--

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

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options [a]	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Incentive Stock	--	--	445,000
Option Plan

Non-Qualified Stock	770,200	$0.39	2,193,130
Option Plan

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of April 15, 2005.

Name and Address	Shares of Common Stock (1)	Percent of Class (1)
Kimberly Landry 1653 Plateau Crescent Coquitlam, British Columbia Canada V3B 3E3	2,025,000 (2)	21%

Scott Bullis 1204 - 939 Beatty St. Vancouver, British Columbia Canada, V6C 3Z1	---	---

Robert H. Humber 13058 1/2 39th Ave., N.E Seattle, WA 98125-4614	100,000	1%

Douglas Sinclair 1653 Plateau Cresent Coquitlam, British Columbia Canada V3B 3E3	1,584,000	16%

Robert Young 6687 Nelson St. West Vancouver, British Columbia Canada V7W 2A5	1,250,000	12.9%

All officers and directors as a group (3 persons)	2,125,000	22%

* Less than 1%

(1) Excludes shares issuable upon the exercise of options or warrants held by the following persons:

Name	Shares Issuable Upon Exercise of Options or Warrants Exercisable
Kimberly Landry	11,000
Scott Bullis	659,000
Robert H. Humber	--

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In April 1999 the Company issued shares of its common stock to the persons, in the amounts, and for the consideration set forth below:

Name	Number of Shares	Consideration
Robert H. Humber	800,000	$800
Kimberly Landry	1,580,000	$1,580
Other third parties	2,120,000	$2,120

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Exhibit Name	Page Number

Exhibit 3	Articles of Incorporation and Bylaws	*

Exhibit 4	Instruments Defining the Rights of Security Holders

Exhibit 4.1	Incentive Stock Option Plan	**

Exhibit 4.2	Non-Qualified Stock Option Plan	**

Exhibit 4.3	Stock Bonus Plan	**

Exhibit 10	Material Contracts

Exhibit 10.1	Agreement relating to purchase of patent rights	*

Exhibit 10.2	Assignment of patent rights	*

Exhibit 10.3	Agreement relating to purchase of proprietary technology and trademarks	*

Exhibit 10.4	Assignment of trademarks	*

Exhibit 10.5	Non-Compete Agreement	*

Exhibit 23	Accountants' Consent

Exhibit 31.1	Certificate of Chief Executive Officer pursuant to Rule 13a 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Luna Technologies International, Inc.

We have audited the consolidated balance sheets of Luna Technologies International, Inc. as at December 31, 2004 and 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial positions of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended in accordance with generally accepted accounting principles in the United States.

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

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
Canada
March 31, 2005

[Missing Graphic Reference]

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS

CURRENT ASSETS
Accounts receivable	$81,357	$49,127
Prepaid expenses	6,027	3,960
Inventory	75,437	88,247

	162,821	141,334

FURNITURE AND EQUIPMENT, net of depreciation of $81,424 (2003 - $70,340)	15,605	20,777

	$178,426	$162,111

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$184	$11,252
Accounts payable and accrued liabilities	265,505	229,738
Current portion of convertible debenture (Note 4)	56,797	39,996
Due to related parties (Note 3)	16,160	167,506
Current portion of notes payable (Note 3)	78,168	40,730
	416,814	489,222
CONVERTIBLE DEBENTURE (Note 4)	-	56,885
NOTE PAYABLE (Note 3)	101,497	-

	518,311	546,107

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.0001 par value, 30,000,000 shares authorized 9,664,648 (2003 - 6,727,836) shares issued and outstanding	966	673
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized NIL issued and outstanding	-	-
Additional paid-in capital	2,032,988	1,342,003
Warrants	124,000	74,000
Deficit	(2,406,065)	(1,735,410)
Accumulated other comprehensive loss	(91,774)	(65,262)

	(339,885)	(383,996)

	$178,426	$162,111

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

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional	Share		Accumulated Other
	Number of shares	Amount	Paid In Capital	Purchase Warrants	Deficit	Comprehensive Income (loss)	Total
Balance, December 31, 2002	5,415,166	$542	$605,150	$-	$(1,123,898)	$(2,970)	$(521,176)

Issued for cash at - $0.50 per share	200,000	20	79,980	20,000	-		100,000
- $0.60 per share	250,000	25	119,975	30,000	-		150,000
- $0.80 per share	150,000	15	95,985	24,000	-		120,000

Issued for consulting services	6,000	1	2,999	-	-	-	3,000

Issued for debt settlement	225,000	23	86,877	-	-	-	86,900

Issued on exercise of options - $0.05 per share	25,000	3	1,247	-	-	-	1,250
- $0.10 per share	50,000	5	4,995	-	-	-	5,000
- $0.18 per share	20,000	2	3,598	-	-	-	3,600
- $0.38 per share	34,000	3	12,917	-	-	-	12,920
- $0.40 per share	205,000	20	81,980	-	-	-	82,000
- $0.50 per share	23,670	2	11,812	-	-	-	11,814

Issued pursuant to stock bonus plan	124,000	12	62,088	-	-	-	62,100

Beneficial conversion feature of conversion option	-	-	41,000	-	-	-	41,000

Stock-based compensation	-	-	131,400	-	-	-	131,400

Net loss for the year	-	-	-	-	(611,512)		(611,512)

Currency translation adjustment	-	-	-	-	-	(62,292)	(62,292)

Balance, December 31, 2003	6,727,836	$673	$1,342,003	$74,000	$(1,735,410)	$(65,262)	$(383,996)

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Additional	Share		Accumulated Other
	Number of shares	Amount	Paid In Capital	Purchase Warrants	Deficit	Comprehensive Income (loss)	Total
Balance, December 31, 2003	6,727,836	$673	$1,342,003	$74,000	$(1,735,410)	$(65,262)	$(383,996)

Issued for cash at - $0.20 per share	1,250,000	125	199,875	50,000	-	-	250,000
- $0.65 per share	100,000	10	51,990	13,000	-	-	65,000
- $1.00 per share	35,000	4	27,996	7,000	-	-	35,000

Issued on exercise of options - $0.04 per share	489,000	49	19,511	-	-	-	19,560
- $0.10 per share	160,000	16	15,984	-	-	-	16,000
- $0.23 per share	300,000	30	68,220	-	-	-	68,250
- $0.40 per share	5,000	-	2,000	-	-	-	2,000

Issued pursuant to stock bonus plan	597,812	59	130,809	-	-	-	130,868

Stock-based compensation	-	-	154,600	-	-	-	154,600

Share purchase warrants expired	-	-	20,000	(20,000)	-	-	-

Net loss for the year	-	-	-	-	(670,655)		(670,655)

Currency translation adjustment	-	-		-	-	(26,512)	(26,512)

Balance, December 31, 2004	9,664,648	$966	$2,032,988	$124,000	$(2,406,065)	$(91,774)	$(339,885)

The accompanying notes are an integral part of these consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(670,655)	$(611,512)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	11,084	19,686
- stock-based compensation	279,468	193,500
- beneficial conversion feature	-	41,000
- non-cash gain on write-off of accounts payable	(53,365)	-
- accrued interest expense	(88)	1,957
- accounts receivable	(32,230)	(6,434)
- inventory	12,810	(67,189)
- prepaid expenses	(2,067)	(1,763)
- accounts payable and accrued liabilities	140,360	(4,033)

NET CASH USED IN OPERATING ACTIVITIES	(314,683)	(434,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,912)	(6,473)

NET CASH USED IN INVESTING ACTIVITIES	(5,912)	(6,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(11,068)	8,913
Loan repayment	-	(4,500)
Issuance of common shares	357,000	486,584
Convertible debenture proceeds (repayments)	(39,996)	36,669
Loan from (repayments to) related parties	49,509	(24,113)
Payment on notes payable	(8,338)	-

NET CASH FLOWS FROM FINANCING ACTIVITIES	347,107	503,553

EFFECT OF EXCHANGE RATE CHANGES	(26,512)	(62,292)

INCREASE (DECREASE) IN CASH	-	-

CASH, BEGINNING OF YEAR	-	-

CASH, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid		$6,285		$8,883

Taxes paid	$	Nil	$	Nil
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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2004 the Company has a working capital deficiency of $253,993 (2003 - $347,888) and has incurred losses since inception raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations. In addition, during 2004, 60% of the Company’s total sales was derived from two customers, one customer of which also provided financing to the Company in connection with the Convertible Debenture as described in Note 4 accounted for 43%.

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
DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

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

During 2003 LTC and the Company executed a guarantee of certain unpaid management fees owing to the CEO of LTC (Doug Sinclair) totalling $123,750 (CAN$165,000). In connection with this guarantee, the CEO was granted the right to convert any or all of the unpaid amount into restricted shares of the Company’s common stock at a price of $0.30 per share. During 2003 the Company recorded a $41,000 non-cash interest expense representing the beneficial conversion feature embedded in this conversion option. This beneficial conversion feature was valued using the intrinsic value method. Effective August 31, 2004, the CEO of LTC resigned and entered into an agreement with the Company for the payment of these guaranteed amounts an additional fees owing. Effective August 3, 2004, the Company has guaranteed, by a non-interest bearing promissory note, outstanding management fees due to the former CEO of LTC totalling CAN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$ 20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January 15, 2006, CDN$40,000 on June 15, 2006 and CDN$52,000 on January 15, 2007. In addition, the Company has agreed to a severance payment of CDN$43,200 to be paid in twelve equal monthly installments of CDN$3,600. To December 31, 2004 CDN$41,600 has been paid in connection with the above agreements leaving CDN$188,600 (US$156,905) owing of which $138,935 has been reclassified to notes payable and $17,970 has been reclassified to accounts payable The Company did not pay the CDN $20,000 installment due January 15, 2005.

During 2004 the Company had transactions with directors, officers, a relative of a director, and LTBC as follows: expenses paid on behalf of and advances made to the Company - $96,655 (2003 - $44,332); management fees incurred by the Company - $187,174 (2003 - $145,558); and payments and reimbursements made by the Company - $234,320 (2003 - $180,959). Also during 2004 $19,560 owing to a director of the Company was assigned to the Company as consideration for the issuance of 489,000 shares of the Company’s common stock on the exercise of stock options at a price of $0.04 per share. In addition, amounts owing to the former CEO of LTC totalling $181,295 were reclassified during the year to Notes payable leaving $16,160 owing as at December 31, 2004 (2003 - $167,506).

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

Effective June 26, 2003 the Company entered into two agreements to acquire certain proprietary technology and patent application rights from Inject A Light Corporation Inc. (“Inject A Light”), a private Delaware corporation controlled by a director and officer of the Company and the former CEO of LTC. This proprietary technology and these patent application rights were originally acquired by Inject A Light from these two individuals. Under the terms of the agreements, the Company was required to pay consideration of a total of 1,250,000 restricted shares of the Company’s common stock. Prior to the closing of the agreement the parties re-evaluated the terms and ultimate completion of this potential acquisition. Effective December 29, 2004, as a result of re-evaluating this acquisition, the parties entered into an Amending Agreement and Release whereby these parties agreed to transfer the Inject A Light proprietary technology at no cost to the Company. The parties determined that further significant development costs must be incurred to this technology and accordingly the parties were not able to determine an appropriate fair value.

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

NOTE 5 - CAPITAL STOCK

During 2003 the Company issued 200,000 units at a price of $0.50 per unit for proceeds of $100,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.75 per share until December 15, 2004. The estimated fair value of the warrants of $20,000 has been recorded as a separate component of stockholders’ equity.

During 2003 the Company issued 250,000 units at a price of $0.60 per unit for proceeds of $150,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.75 per share until August 15, 2005. The estimated fair value of the warrants of $30,000 has been recorded as a separate component of stockholders’ equity.

During 2003 the Company issued 150,000 units at a price of $0.80 per unit for proceeds of $120,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share until June 30, 2006. The estimated fair value of the warrants of $24,000 has been recorded as a separate component of stockholders’ equity.

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

NOTE 5 - CAPITAL STOCK (cont’d)

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

NOTE 5 - CAPITAL STOCK (cont’d)

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

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2002	-	$-	-
Granted during the year	542,670	0.33
Expired during the year	-	-
Exercised during the year	(357,670)	0.33

Balance, December 31, 2003	185,000	0.32	2.98 years
Granted during the year	1,624,200	0.23
Expired during the year	(85,000)	0.25
Exercised during the year	(954,000)	0.11

Balance, December 31, 2004	770,200	$0.39	2.81 years

Share Purchase Warrants

The Company’s share purchase warrant activity is as follows:
	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2002	-	$-	-
Issued during the year	914,255	0.97
Expired during the year	(75,000)	1.25
Exercised during the year	-	-

Balance, December 31, 2003	839,255	0.94	1.21 years
Issued during the year	1,385,000	0.37
Expired during the year	(439,255)	0.89
Exercised during the year	-	-

Balance, December 31, 2004	1,785,000	$0.51	0.77 years

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

NOTE 7 - INCOME TAXES

There were no significant temporary differences between the Company’s tax and financial bases, except for the Company’s net operating loss carryforwards amounting to approximately $1,790,000 at December 31, 2004 (2003 - $1,400,000). These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history. Accordingly, a valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of April 2006.

LUNA TECHNOLOGIES INTERNATIONAL INC.

By:	/s/ Kimberly Landry
Kimberly Landry, President, Principal
Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Kimberly Landry	Director	April 25, 2006
Kimberly Landry

/s/ Robert H. Humber	Director	April 25, 2006
Robert H. Humber