Form 10QSB/A
period 2005-03-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-04-27
CIK 1085217

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

EXPLANATORY NOTE: This Amended Quarterly Report on Form 10-QSB/A is being filed for the purpose of amending the form on which the Company previously filed its Quarterly Report on Form 10-QSB/A filed by the Company on March 1, 2006. This amended Quarterly Report is being filed for the sole purpose of modifying Item 3 Controls and Procedures. In all other material respects this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB/A filed by the Company on March 1, 2006.

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

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
SALES	$174,453	$131,240
COST OF SALES	87,198	94,717

GROSS PROFIT	87,255	36,523
OTHER INCOME	-	90,000

	87,255	126,523

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	1,518	44,578
Consulting - stock based (Note 5)	6,400	42,500
Depreciation	2,118	2,973
Interest on convertible debenture	1,033	1,841
Management fees	46,453	37,563
Office and general	45,526	35,066
Professional fees	17,671	25,626
Rent	8,532	7,639
Research and development, net of recoveries	9,453	22,548
Wages and benefits	57,966	33,222

	196,670	253,556

NET LOSS FOR THE YEAR	$(109,415)	$(127,033)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,679,092	6,843,506

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(109,415)	$(127,033)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	2,118	2,973
- stock-based compensation	6,400	42,500
- accrued interest expense	(22)	(22)
- accounts receivable	6,412	(51,980)
- inventory	52,701	(4,571)
- prepaid expenses	(2,331)	(1,010)
- accounts payable and accrued liabilities	(2,519)	(29,426)

NET CASH USED IN OPERATING ACTIVITIES	(46,656)	(109,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(5,546)

NET CASH USED IN INVESTING ACTIVITIES	-	(5,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	2,238	(11,252)
Issuance of common shares	55,000	102,000
Convertible debenture proceeds (repayments)	(9,999)	(9,999)
Loan from (repayments to) related parties	2,796	38,243

NET CASH FLOWS FROM FINANCING ACTIVITIES	50,035	118,992

EFFECT OF EXCHANGE RATE CHANGES	(3,379)	531

INCREASE (DECREASE) IN CASH	-	4,260

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$4,260

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid		$1,054		$1,863

Taxes paid	$	Nil	$	Nil
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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 5:

		Three months ended March 31,
		2005	2004
Net loss for the year	As reported	$(109,415)	$(127,033)
SFAS 123 compensation expense	Pro-forma	(15,800)	-

Net loss for the year	Pro-forma	$(125,215)	$(127,033)

Pro-forma basic net loss per share	Pro-forma	$(0.01)	$(0.02)

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.

Date: April 25, 2006	By:	/s/ Kimberly Landry
Kimberly Landry
Chief Executive Officer and Chief Financial Officer