Form 10QSB/A
period 2005-06-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-04-27
CIK 1085217

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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
Yes [ ]           No [ X]

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

Luna Technologies International, Inc.
Form 10-QSB
For the Quarterly period ended
June 30, 2005

Item 1. Financial Statements
LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,497	$-
Accounts receivable	59,884	81,357
Prepaid expenses and other	46,513	6,027
Inventory	67,593	75,437

	185,487	162,821

FURNITURE AND EQUIPMENT, net of depreciation of $85,513 (2004 - $81,424)	11,516	15,605

	$197,003	$178,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$-	$184
Accounts payable and accrued liabilities	231,487	265,505
Convertible debenture (Note 4)	36,747	56,797
Due to related parties (Note 3)	6,916	16,160
Current portion of notes payable (Note 3)	134,577	78,168

	409,727	416,814
NOTES PAYABLE (Note 3)	42,435	101,497

	452,162	518,311

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.0001 par value, 30,000,000 shares authorized 10,089,648 (2004 - 9,664,648) shares issued and outstanding	1,009	966
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized NIL issued and outstanding	-	-
Additional paid-in capital	2,112,945	2,032,988
Subscription proceeds	247,000	-
Warrants	137,000	124,000
Deficit	(2,658,204)	(2,406,065)
Accumulated other comprehensive loss	(94,909)	(91,774)

	(255,159)	(339,885)

	$197,003	$178,426

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

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(252,139)	$(220,874)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	4,089	5,805
- stock-based compensation	24,400	42,500
- accrued interest expense	(52)	(61)
- accounts receivable	21,473	25,918
- inventory	7,844	(2,698)
- prepaid expenses	(40,486)	(1,946)
- accounts payable	(34,018)	76,177

NET CASH USED IN OPERATING ACTIVITIES	(268,889)	(75,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(5,546)

NET CASH USED IN INVESTING ACTIVITIES	-	(5,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(184)	(2,652)
Issuance of common shares and warrants	68,600	102,000
Subscription proceeds	247,000	-
Convertible debenture repayments	(19,998)	(19,998)
Advances from (to) related parties	(9,244)	593

NET CASH FLOWS FROM FINANCING ACTIVITIES	286,174	79,943

EFFECT OF EXCHANGE RATE CHANGES	(5,788)	782

INCREASE (DECREASE) IN CASH	11,497	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$11,497	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid		$1,928		$3,544

Taxes paid	$	Nil	$	Nil

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