Form 10QSB/A
period 2005-09-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-04-27
CIK 1085217

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

Luna Technologies International, Inc.
Form 10-QSB
For the Quarterly period ended
September 30, 2005

Item 1. Financial Statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable	$94,408	$81,357
Inventory	43,411	75,437
Prepaid expenses and other	38,524	6,027

	176,343	162,821

FURNITURE AND EQUIPMENT, net of depreciation of $87,465 (2004 - $81,424)	9,564	15,605

	$185,907	$178,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Bank overdraft	$3,381	$184
Accounts payable and accrued liabilities	293,654	265,505
Convertible debenture (Note 4)	30,272	56,797
Current portion of notes payable (Note 3)	184,559	78,168
Due to related parties (Note 3)	19,322	16,160

	531,188	416,814
NOTES PAYABLE (Note 3)	-	101,497

	531,188	518,311

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.0001 par value, 30,000,000 shares authorized 11,598,398 (2004 - 9,664,648) shares issued and outstanding	1,160	966
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized NILissued and outstanding	-	-
Additional paid-in capital	2,354,194	2,032,988
Warrants	197,350	124,000
Deficit	(2,788,025)	(2,406,065)
Accumulated other comprehensive loss	(109,960)	(91,774)

	(345,281)	(339,885)

	$185,907	$178,426

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
SALES	$189,343	$161,148	$527,817	$392,809
COST OF SALES	87,149	67,171	273,212	210,585

GROSS MARGIN	102,194	93,977	254,605	182,224
OTHER INCOME	-	14,000	-	120,000

	102,194	107,977	254,605	302,224

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	23,298	10,435	33,644	72,901
Consulting - stock based (Note 5)	-	-	24,400	43,300
Depreciation	1,952	2,510	6,041	8,315
Interest	658	1,649	2,659	5,466
Management fees	37,526	93,767	120,085	167,722
Office and general	64,362	24,437	160,004	97,089
Professional fees	47,218	53,601	85,531	86,405
Rent	10,147	9,176	26,918	25,157
Research and development, net of recoveries	15,229	21,564	27,386	52,460
Wages and benefits	31,625	21,410	149,897	94,855

	232,015	238,549	636,565	653,670

NET LOSS FOR THE PERIOD	$(129,821)	$(130,572)	$(381,960)	$(351,446)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.04)	$(0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	10,858,779	6,989,836	10,205,874	7,071,169

The accompanying notes are an integral part of these interim consolidated financial statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(381,960)	$(351,446)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	6,041	8,315
- stock-based compensation	24,400	43,300
- accrued interest expense	139	(80)
- accounts receivable	(13,051)	(49,795)
- inventory	32,026	35,801
- prepaid expenses	(32,497)	(2,076)
- accounts payable	28,149	19,658

NET CASH USED IN OPERATING ACTIVITIES	(336,753)	(296,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(5,912)

NET CASH USED IN INVESTING ACTIVITIES	-	(5,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	3,197	(11,252)
Issuance of common shares and warrants	370,350	352,000
Convertible debenture repayments	(26,664)	(29,997)
Advances from (to) related parties	3,162	45,316
Payment to former related party	-	(30,800)

NET CASH FLOWS FROM FINANCING ACTIVITIES	350,045	325,267

EFFECT OF EXCHANGE RATE CHANGES	(13,292)	(15,493)

INCREASE (DECREASE) IN CASH	-	7,539

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$7,539

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