Form 10QSB
period 2006-03-31
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-05-22
CIK 1085217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2006

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-29991

LUNA TECHNOLOGIES INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1987288
(State of incorporation)	(I.R.S. Employer Identification Number)

61 A Fawcett Road
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
Yes [           ] No [ x ]

As of May 19, 2006 the Company had 20,748,398 shares of common stock issued and outstanding with a par value of $0.0001 per share.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2006

Item 1. Financial Statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December
	2006	31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,902	$-
Accounts receivable	39,289	133,378
Due from related parties (Note 3)	36,829	-
Prepaid expenses	25,304	37,305
Inventory	143,484	71,809
	255,808	242,492

FURNITURE AND EQUIPMENT, net of depreciation of $91,677
(2005 - $89,370)	11,637	9,412

	$267,445	$251,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$12,739
Accounts payable and accrued liabilities	217,702	209,493
Customer deposits	9,515	-
Due to related parties (Note 3)	-	36,605
Related party note payable (Note 3)	143,090	143,237
	370,307	402,074

CONVERTIBLE NOTES (Note 4)	660,298	376,172
NOTE PAYABLE	44,410	40,730
STOCK ISSUANCE OBLIGATION (Note 5)	60,000	-
	1,135,015	818,976

STOCKHOLDERS’ DEFICIT
Capital stock (Note 5)
Convertible preferred stock, $0.0001 par value, 5,000,000 shares authorized, nil issued and outstanding
Common stock, $0.0001 par value, 30,000,000 shares authorized,
19,648,398 (2005 - 13,598,398) shares issued and outstanding	1,965	1,360
Additional paid-in capital	5,466,180	3,558,535
Subscriptions receivable	(50,000)	-
Share purchase warrants	140,259	141,509
Accumulated deficit	(6,326,114)	(4,177,005)
Accumulated other comprehensive loss	(99,860)	(91,471)
	(867,570)	(567,072)

	$267,445	$251,904

The accompanying notes are an integral part of these consolidated financial statements.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

SALES	$83,863	$174,453
COST OF SALES	46,687	87,198

GROSS PROFIT	37,176	87,255

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	9,793	1,518
Consulting – stock-based (Note 5)	1,346,000	6,400
Depreciation	2,308	2,118
Financing costs (Note 4)	36,000	-
Interest	303,838	1,033
Management fees	47,463	46,453
Management fees – stock-based (Note 5)	150,000	-
Office and general	89,844	45,526
Professional fees	121,849	17,671
Rent	9,108	8,532
Research and development, net of recoveries	3,926	9,453
Wages and benefits	66,154	57,966
	2,186,283	196,670

NET LOSS	$(2,149,107)	$(109,415)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.15)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED	14,630,621	9,679,092

The accompanying notes are an integral part of these consolidated financial statements.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

							Accumulated
	Common Stock		Additional		Share		Other
	Number of		Paid-in	Subscriptions	Purchase	Accumulated	Comprehensive
	shares	Amount	Capital	Receivable	Warrants	Deficit	Loss	Total

Balance, December 31, 2005	13,598,398	$1,360	$3,558,535	$-	$141,509	$(4,177,005)	$(91,471)	$(567,072)

Issued for cash at - $0.05 per share	100,000	10	11,990	-	-	-	-	12,000

Issued on exercise of options - $0.10 per share	500,000	50	49,950	(50,000)	-	-	-	-

Issued pursuant to stock bonus plans	4,850,000	485	1,422,515	-	-	-	-	1,423,000

Stock-based compensation	-	-	48,000	-	-	-	-	48,000

Issued pursuant to financing services	200,000	20	23,980	-	-	-	-	24,000

Issued on conversion of debt	400,000	40	49,960	-	-	-	-	50,000

Discount on convertible notes and
issuance of warrants	-	-	281,250	-	18,750	-	-	300,000

Share purchase warrants expired	-	-	20,000	-	(20,000)	-	-	-

Net loss	-	-	-	-	-	(2,149,107)	-	(2,149,107)

Currency translation adjustment	-	-	-	-	-	-	(8,389)	(8,389)

Balance, March 31, 2006 (Unaudited)	19,648,398	$1,965	$5,466,180	$(50,000)	$140,259	$(6,326,114)	$(99,860)	$(867,570)

The accompanying notes are an integral part of these consolidated financial statements.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,149,107)	$(109,415)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,308	2,118
Stock-based compensation	1,471,000	6,400
Stock-based financing fees	31,000	-
Stock issuance obligation	60,000	-
Accretion of interest on convertible notes (Note 4)	2,876	-
Beneficial conversion interest (Note 4)	281,250	-
Changes in operating assets and liabilities:
Accounts receivable	94,089	6,412
Due from related parties	(36,829)	-
Prepaid expenses	12,001	(2,331)
Inventory	(71,675)	52,701
Accounts payable and accrued liabilities	63,209	(2,541)
Customer deposits	9,515	-
Due to related parties	(36,605)	2,796

NET CASH USED IN OPERATING ACTIVITIES	(266,968)	(43,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(4,532)	-

NET CASH USED IN INVESTING ACTIVITIES	(4,532)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in bank overdraft	(12,739)	2,238
Proceeds from issuance of common shares	-	55,000
Convertible notes proceeds (repayments)	300,000	(9,999)

NET CASH FLOWS FROM FINANCING ACTIVITIES	287,261	47,239

EFFECT OF EXCHANGE RATE CHANGES	(4,859)	(3,379)

NET INCREASE IN CASH	10,902	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$10,902	$-

SUPPLEMENTAL CASH FLOW INFORMATION (See Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (Unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Luna Technologies (Canada) Ltd. (“LTC”), a company incorporated on June 9, 1999 in the province of British Columbia. All significant intercompany balances and transactions are eliminated upon consolidation.

At March 31, 2006, the Company had a working capital deficiency of $114,499 and has incurred losses since inception raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations.

The Company anticipates meeting its working capital requirement for the next year through the sale of shares of common stock or through loans and advances from related parties as may be required.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment”, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees”. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.

SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that permits most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (Unaudited)

NOTE 2 - STOCK-BASED COMPENSATION (cont’d)

The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006; however, no compensation expense was recorded in the first quarter of 2006 as all stock options existing prior to the adoption were fully vested or no longer outstanding. Stock-based compensation expense for awards granted prior to January 1, 2006 was based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

As of March 31, 2006, no unrecognized compensation cost related to stock options is expected to be recognized in subsequent periods.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the pro forma effect on net loss and net loss per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123:

		Three months ended
		March 31,
		2005
Net loss	As reported	$(109,415)
SFAS 123 compensation expense	Pro-forma	(15,800)
Net loss	Pro-forma	$(125,215)
Pro-forma basic net loss per share	Pro-forma	$(0.01)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During 2003, LTC and the Company executed a guarantee of certain unpaid management fees owing to Douglas Sinclair, the then CEO of LTC totaling $123,750 (CDN$165,000). Effective August 31, 2004, Mr. Sinclair resigned and entered into an agreement with the Company for the payment of these guaranteed amounts and additional fees owing. Effective August 3, 2004, the Company had guaranteed, by a non-interest bearing promissory note, outstanding management fees due to Mr. Sinclair totaling CDN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January 15, 2006, CDN$40,000 on June 15, 2006 and CDN$52,000 on January 15, 2007. In addition, the Company agreed to a severance payment of CDN$43,200 to be paid in twelve equal monthly installments of CDN$3,600. As of March 31, 2006, CDN$63,200 has been paid in connection with the above agreements leaving CDN$167,000 (US$143,090) owing. The Company did not pay the CDN$20,000 installment due January 15, 2005, the CDN$25,000 installment due June 15, 2005 or the CDN$30,000 installment due January 15, 2006. Accordingly, this debt is in default.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS (cont’d)

During the three months ended March 31, 2006, the Company had transactions with directors and officers as follows: expenses paid on behalf of and advances made to the Company - $468 (2005 - $3,510); management fees incurred by the Company - $197,463 (2005 - $46,453); payments and reimbursements made by the Company - $22,966 (2005 - $47,167); and conversion of prior outstanding amounts to equity of $50,000 (2005 – nil) leaving $36,829 owing as of March 31, 2006 (December 31, 2005 - $36,605 owed to the Company). Also during the three months ended March 31, 2006, the Company issued 500,000 shares of its common stock to a director and officer under the 2006 Stock Plan; the $150,000 fair value of this transaction has been expensed as a management fee.

Unless otherwise noted, all amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 4 - CONVERTIBLE NOTES

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

  $400,000 on December 21, 2005 (received);
  $300,000 on February 7, 2006 (received); and
  $300,000 to be disbursed within five days of the effective date of the registration statement on Form SB-2 covering the number of shares of the Company's common stock underlying the secured convertible notes and warrants.

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

The full principal amount of the secured convertible notes is due upon a default under the terms of secured convertible debentures. In addition, the Company granted the investors a security interest in substantially all of its assets and intellectual property.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (Unaudited)

NOTE 4 - CONVERTIBLE NOTES (cont’d)

The investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of the Company's common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $281,250 (2005 - $375,841) as additional paid-in capital as the secured convertible notes were issued with an intrinsic value conversion feature. Accordingly, the Company recorded $281,250 (2005 - $375,841) of interest expense, being the difference between the stated value and carrying value at the date of issuance. In addition, in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the warrants of $18,750 as a component of stockholders’ deficit. The Company will record further interest expense over the term of the secured convertible notes of $18,750 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be accreted to the face value of $700,000 at maturity or the date of conversion. To March 31, 2006, accrued interest of $19,858 has been included in accrued liabilities, and interest expense of $2,876 has been accreted increasing the carrying value of the convertible notes to $660,298 (2005 - $376,172).

In connection with the convertible notes payable, the Company incurred finance costs totalling $36,000 (2005 - $70,000), which consisted of professional fees, due diligence, and a finder’s fee.

NOTE 5 - CAPITAL STOCK

2006 Transactions
The Company issued 100,000 shares of common stock at a price of $0.05 per share for conversion of $5,000 in amounts advanced on behalf of the Company. An additional amount of $7,000 was expensed to recognize differences between the issue price and the market value at the time of the transaction.

The Company issued 500,000 shares of common stock under the Non-Qualified Stock Option Plan for total consideration of $50,000 which was outstanding at March 31, 2006 and is recorded as an offset to the equity accounts. In April 2006, the $50,000 was received by the Company.

The Company awarded 250,000 shares of common stock under the Stock Bonus Plan, and 4,600,000 shares of common stock under the 2006 Stock Plan. The combined fair value of $1,496,000 has been expensed as consulting and management fees.

The Company issued 200,000 shares of common stock pursuant to a financing services agreement, with a fair value of $24,000.

The Company issued 400,000 shares of common stock under the 2006 Stock Plan which was pursuant to a debt conversion agreement with a unrelated party. Under the agreement, an outstanding amount of $50,000 was converted to common stock at a price of $0.125 per share.

Effective March 1, 2006 the Company entered into an agreement to issue 150,000 shares of its common stock for legal services provided, and the $60,000 fair value of the transaction has been expensed as professional fees. At March 31, 2006 the stock had not been issued as is shown on the Consolidated Balance Sheets as a Stock Issuance Obligation.

Stock Option Plans
Effective January 26, 2004, the Company adopted plans allowing for the granting of stock options and awarding of shares of common stock as follows:

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (Unaudited)

NOTE 5 - CAPITAL STOCK (cont’d)

Incentive Stock Option Plan
The Company adopted an Incentive Stock Option Plan authorizing the issuance of options to purchase up to 750,000 shares of common stock of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company’s common stock and can not be exercised until one year following the date of grant. This plan is available to officers, directors and key employees of the Company. Of the 750,000 common shares available under this plan, 305,000 shares have been granted and exercised, and 445,000 shares remain available for granting as of March 31, 2006.

Non-Qualified Stock Option Plan
The Company adopted a Non-Qualified Stock Option Plan authorizing the issuance of options to purchase up to 10,850,000 shares of common stock of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then par value of the Company’s common stock and can be exercised at any time following the date of grant. This plan is available to officers, directors, employees, consultants and advisors of the Company. At March 31, 2006, 5,536,505 shares remain available for granting under this plan.

Stock Bonus Plan
The Company adopted a Stock Bonus Plan authorizing the award of up to 1,650,000 shares of common stock of the Company solely at the discretion of the board of directors. This plan is available to officers, directors, employees, consultants and advisors of the Company. As of March 31, 2006, 522,188 shares remain available for awards under this plan.

On March 1, 2006 the Company adopted the 2006 Stock Plan authorizing the award of up to 5,000,000 shares of common stock of the Company solely at the discretion of the board of directors. This plan is available to officers, directors, employees, consultants and advisors of the Company. As of March 31, 2006, no shares remain available for awards under this plan.

During 2004, the Company granted a total of 659,200 stock options to the Company’s president at exercise prices ranging from $0.35 per share to $0.75 per share, exercisable for a term of three years. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 102% resulting in an aggregate pro-forma expense of $142,200 upon full vesting of the options. Of these options, 59,200 vested immediately and the remaining 600,000 vest at a rate of 16,667 per month for a period of three years. On February 3, 2006, the Company’s president resigned his position and the remaining unvested options were cancelled.

During 2006, the Company granted a total of 480,000 non-qualified stock options to a consultant of the Company at an exercise price of $0.16 per share, exercisable for a term of three years. The Company has recorded a fair value stock-based compensation expense of $48,000 estimated using the Black-Scholes option pricing model assuming an expected life of three years, a risk-free interest rate of 4.28% and an expected volatility of 105%.

The Company’s stock option activity was as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	options	Exercise Price	Life
Balance, December 31, 2005	2,350,200	$0.20	1.78 years
Granted	480,000	0.16
Expired	(316,668)	0.40
Exercised	(500,000)	0.10

Balance, March 31, 2006 (Unaudited)	2,013,532	$0.18	1.89 years

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (Unaudited)

NOTE 5 - CAPITAL STOCK (cont’d)

Share Purchase Warrants

The Company’s share purchase warrant activity was as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	warrants	Exercise Price	Life
Balance, December 31, 2005	2,518,750	$0.44	1.96 years
Issued	300,000	0.35
Expired	(135,000)	1.00

Balance, March 31, 2006 (unaudited)	2,683,750	$0.39	2.15 years

NOTE 6 – INCOME TAXES

There were no significant temporary differences between the Company’s tax and financial bases, except for the Company’s net operating loss carryforwards amounting to approximately $2,873,000 at December 31, 2005. These carryforwards will expire, if not utilized, beginning in 2006. The realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history. Accordingly, a full valuation allowance has been recorded which offsets the deferred tax assets at the end of the year.

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three months ended
	March 31,
	2006	2005

Interest paid	$732	$1,054
Income taxes paid	$-	$-
Fair value of stock bonus grants	$1,423,000	$6,400
Fair value of option grants	$48,000	$-
Exercise of stock options for debt	$-	$-

NOTE 8 - SUBSEQUENT EVENTS

Effective on or about May 30, 2006, the Company anticipates an increase in authorized share capital from 30 million common shares and 5 million preferred shares (none issued to date) to 100 million common shares and 10 million preferred shares pursuant to a vote of the majority of stockholders as of March 30, 2006 and applicable regulatory filings.

Item 2. Management's Discussion and Analysis

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion, including under the heading "- Risk Factors". Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the quarterly report is not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company’s annual reports and SEC filings to reflect events or circumstances after the date hereof.

Corporate History

We were incorporated in the State of Delaware on March 25, 1999 for the purpose of developing, manufacturing and selling photoluminescent products (High Performance Photoluminescent Lighting) used for emergency lighting, signs and markings, wayfinding systems and novelty products with applications in marine, commuter, rail, subway, building and toy markets.

We have one subsidiary, Luna Technologies (Canada) Ltd., a British Columbia corporation incorporated on June 9, 1999.

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

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Sales of $83,863 during the three months ended March 31, 2006 sales decreased $90,590 or 52% over the same period ended March 31, 2005 primarily due to a $84,340 decline in sales to a formerly significant customer and a reorganization of the Company’s sales and marketing management. The Company's gross margin decreased from 50% to 44% over the same period described due to increases in shipping costs and a significant return that was charged against sales.

During the three months ended March 31, 2006, the Company did not enter into any new reseller agreement contracts. These agreements allow the reseller access to of all Luna's products at set prices in order to compete competitively at the wholesale level. During the three months ended March 31, 2006, sales worth $10,300 were received from customers in connection with reseller agreements.

General and administrative expenses net of stock-based compensation and interest and financing charges relating to convertible debt for the three months ended March 31, 2006 increased approximately $153,000 from the same period of 2005, due primarily to increases in travel costs and professional fees.

During the three months ended March 31, 2006, stock-based compensation of $1,496,000 was expensed representing the fair value of stock bonus plan shares awarded. These amounts principally related to the engagement of consultants whose services include research into prospective business venues, seeking out business opportunities, making introductions and other business consulting.

Also during the three months ended March 31, 2006, interest of $303,838 and financing costs of $36,000 were expensed which relate to additional convertible debenture financing.

Mr. L. James Porter accepted the position of Chief Financial Officer as of March 1, 2006. Ms. Kimberly Landry resigned the position and will continue her roles as Chairman of the Board and Chief Executive Officer of Luna Technologies International, Inc. and its subsidiary Luna Technologies (Canada) Ltd.

Liquidity and Capital Resources

During the three months ended March 31, 2006, the Company's operations used $321,968 in cash. The Company satisfied its operational requirements during the period through the issuance of convertible debentures for a total of $300,000 and the sale of common stock for a total of $105,000, less $50,000 subscriptions receivable. The Company also decreased its bank overdraft by $12,739.

The Company anticipates its capital needs during the twelve month period ended March 31, 2007 to be $800,000 for general and administrative expenses, including $100,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to operating losses of the Company since inception, the Company's operations have not been a source of liquidity. As at March 31, 2006 the Company has a working capital deficiency of $114,499. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

Off-Balance Sheet Arrangements
We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.

Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on our future reported financial position or results of operations.

Risk Factors That May Impact Future Operating Results

Investing in our common stock has a high degree of risk. Investors should carefully consider these risks and uncertainties before investing in our common stock. There are many factors that affect our business and the results of our operations, some of which are beyond our control. Actual results in future periods could differ materially from those projected in any forward looking statement we may make because of a number of risks and uncertainties, including general economic, business and industry conditions; the level and intensity of competition in our markets and the pricing pressures that may result; local economic conditions, unexpected regulatory changes, fluctuations in foreign currency exchange rates; the ability to effectively manage operating costs; the level of demand for the products we offer; and the availability of financing to fund our operations.

Each of the risks we face may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause an investor to lose all or a part of the money they paid to buy our common stock. For a discussion of these and other factors affecting our business and prospects, see Risk Factors in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. That cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products sets forth the factors that we think could cause our actual results to differ materially from expected results.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of Kimberly Landry, our Chief Executive Officer and L. James Porter, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, we have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions on required disclosure.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

During the three months ended March 31, 2006 and up to the date of this report, the Company issued 100,000 shares of its common stock for conversion of amounts advanced on the behalf of the Company, 500,000 shares of its common stock pursuant to option exercises under the Non Qualified Stock Option Plan, 250,000 shares of its common stock under the Company’s stock bonus plan, and 200,000 shares of its common stock pursuant to a financing services agreement.

The Company also issued 5,000,000 shares of its common stock under the 2006 Stock Plan, 400,000 of which were issued pursuant to a debt conversion agreement. The issuance of these shares was registered by means of a registration statement on Form S-8.

Item 3. Defaults Upon Senior Securities.

The Company is currently under default in connection with the non interest bearing promissory note payable to Douglas Sinclair for outstanding management fees. Refer to Note 3 of our March 31, 2006 interim period unaudited consolidated financial statements, as included in this Report on Form 10-QSB, for details.

Item 4. Submission of Matters to a Vote of Security Holders.

During the period covered by this report, shareholders holding a majority of the Company’s Common Stock consented to the increase in the authorized capital of the Company from an aggregate of 35,000,000 shares to an aggregate of 110,000,000, of which 100,000,000 are common stock, par value $.0001 and 10,000,000 are preferred stock, par value $.001. An Information Statement with respect to the foregoing was mailed on May 10, 2006 to shareholders of record of the Company as of April 21, 2006. The Company anticipates that it will file an amendment to its Certificate of Incorporation with the State of Delaware on or about May 30, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B

(4)	Instruments Defining the Rights of Security Holders

4.1	2006 Stock Plan (incorporated by reference from our Registration Statement on Form S-8 filed on March 17, 2006).

4.2	Incentive Stock Plan (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2005).

4.3	Non Qualified Stock Option Plan (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2005).

4.4	Stock Bonus Plan (incorporated by reference from our Registration Statement on Form S-8 filed on October 19, 2005).

(10)	Material Contracts

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

(21)	Subsidiaries

Luna Technologies (Canada) Ltd., a British Columbia corporation incorporated on June 9, 1999.

(31)	Section 302 Certifications

31.1
Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, promulgated pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

31.2
Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, promulgated pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).

(32)	Section 906 Certifications

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUNA TECHNOLOGIES INTERNATIONAL, INC.

Date: May 22, 2006	By:	/s/ Kimberly Landry
Kimberly Landry
Chief Executive Officer

/s/ L. James Porter
L. James Porter
Chief Financial Officer