Form 10QSB
period 2006-06-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-08-15
CIK 1085217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2006

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
Yes [           ] No [ x ]

As of August 14, 2006 the Company had 38,453,398 shares of common stock issued and outstanding with a par value of $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

LUNA TECHNOLOGIES INTERNATIONAL, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2006

3

Item 1. Financial Statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Accounts receivable	$202,476	$133,378
Prepaid expenses and deposits	49,457	37,305
Inventory	193,713	71,809
	445,646	242,492

Furniture and Equipment, net of depreciation of $94,036 (2005 – $89,370)	9,278	9,412

	$454,924	$251,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$70,740	$12,739
Accounts payable and accrued liabilities	399,140	209,493
Customer deposits	7,832	-
Due to related parties (Note 3)	69,052	36,605
Current portion of note payable (Note 3)	149,776	143,237
	696,540	402,074

Convertible Notes (Note 4)	663,864	376,172
Note Payable	44,961	40,730
Stock Issuance Obligation (Note 5)	60,000	-
	1,465,365	818,976

Stockholders’ Deficit
Capital stock (Note 5)
Convertible preferred stock, $0.0001 par value, 10,000,000 shares
Authorized, nil issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized,
24,513,398 (2005 – 13,598,398) issued and outstanding	2,452	1,360
Additional paid-in capital	6,417,206	3,558,535
Share purchase warrants	116,259	141,509
Accumulated deficit	(7,433,036)	(4,177,005)
Accumulated other comprehensive loss	(113,322)	(91,471)
	(1,010,441)	(567,072)

	$454,924	$251,904

The accompanying notes are an integral part of these consolidated financial statements.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales	$532,922	$164,021	616,785	338,474

Cost of Sales	430,446	98,865	477,133	186,063

Gross Profit	102,476	65,156	139,652	152,411

General and Administrative Expenses
Consulting	40,185	8,828	74,978	10,346
Consulting – stock-based (Note 5)	65,000	18,000	1,386,000	24,400
Depreciation	2,358	1,971	4,666	4,089
Financing costs (Note 4)	-	-	36,000	-
Interest (Note 4)	23,805	968	327,643	2,001
Loss on settlement of debts (Note 5)	614,113	-	614,113	-
Management fees	31,054	36,106	78,517	82,559
Management fees – stock-based (Note 5)	-	-	150,000	-
Office and general	96,937	50,116	186,781	95,642
Professional fees	74,967	20,642	196,816	38,313
Rent and utilities	11,566	8,239	20,674	16,771
Research and development, net of recoveries	14,422	2,704	18,348	12,157
Wages and benefits	174,093	60,306	240,247	118,272
Wages and benefits – stock-based (Note 5)	60,900	-	60,900	-
	1,209,400	207,880	3,395,683	404,550

Net Loss	$(1,106,924)	$(142,724)	$(3,256,031)	$(252,139)

Basic and Diluted Net Loss per Share	$(0.06)	$(0.01)	$(0.19)	$(0.03)

Weighted Average Number of Common
Shares Outstanding – Basic and Diluted	20,056,749	10,062,981	17,358,673	9,870,481

The accompanying notes are an integral part of these consolidated financial statements.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Share		Accum.
	Number of		Paid-in	Purchase	Accumulated	Other
	Shares	Amount	Capital	Warrants	Deficit	Comp. Loss	Total
Balance, December 31, 2005	13,598,398	$1,360	$3,558,535	$141,509	$(4,177,005)	$(91,471)	$(567,072)
Issued for cash	100,000	10	11,990	-	-	-	12,000
Issued on exercise of options	1,000,000	100	99,900	-	-	-	100,000
Issued pursuant to stock bonus
plans	5,140,000	514	1,483,386	-	-	-	1,483,900
Issued pursuant to financing
services	525,000	53	88,947	-	-	-	89,000
Issued on conversion of debt	4,150,000	415	801,198	-	-	-	801,613
Stock-based compensation	-	-	48,000	-	-	-	48,000
Discount on convertible notes and
issuance of warrants	-	-	281,250	18,750	-	-	300,000
Share purchase warrants expired	-	-	44,000	(44,000)	-	-	-
Net loss	-	-	-	-	(3,256,031)	-	(3,256,031)
Currency translation adjustment	-	-	-	-	-	(21,851)	(21,851)
Balance,
June 30, 2006 (Unaudited)	24,513,398	$2,452	$6,417,206	$116,259	$(7,433,036)	$(113,322)	$(1,010,441)

The accompanying notes are an integral part of these consolidated financial statements.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities
Net loss	$(3,256,031)	$(252,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,666	4,089
Stock-based compensation	1,596,900	24,400
Stock-based financing fees	31,000	-
Obligation to issue shares for legal services	60,000	-
Accretion of interest on convertible notes (Note 4)	6,442	-
Beneficial conversion interest (Note 4)	281,250	-
Loss on settlement of debts (Note 5)	614,113	-
Changes in operating assets and liabilities:
Accounts receivable	(69,098)	21,473
Prepaid expenses	(12,152)	(40,486)
Inventory	(121,904)	7,844
Accounts payable and accrued liabilities	239,647	(34,070)
Customer deposits	7,832	-
Due to related parties	38,986	(9,244)

Net Cash Used in Operating Activities	(578,349)	(278,133)

Cash Flows from Investing Activities
Purchase of furniture and equipment	(4,532)	-

Net Cash Used in Investing Activities	(4,532)	-

Cash Flows from Financing Activities
Increase (decrease) in bank overdraft	58,001	(184)
Increase in note payable	4,231	-
Advances converted to equity under debt settlement agreements (Note 5)	137,500	-
Proceeds from issuance of common shares	105,000	315,600
Convertible debt proceeds (repayments)	300,000	(19,998)

Net Cash Provided by Financing Activities	582,881	295,418

Effect of Exchange Rate Changes	(21,851)	(5,788)

Net Increase in Cash	-	11,497

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$11,497

Supplemental Cash Flow Information (See Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Note 1 – Nature of Operations and Basis of Presentation

The Company was incorporated on March 25, 1999 in the state of Delaware. The Company commenced operations April 30, 1999 and by agreement effective as of that date, acquired proprietary technology and patent rights from Luna Technology Inc. (“LTBC”), a private British Columbia company with certain directors and shareholders in common with the Company. In addition, by agreement effective November 15, 1999, the Company acquired proprietary technology and the trademark rights to “LUNA” and “LUNAPLAST” which relate to the acquired Photoluminescent technology. This technology is used for the development and production of photoluminescent signage, wayfinding systems and other novelty products with applications in marine, commuter rail, subway, building and toy markets.

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

At June 30, 2006, the Company had a working capital deficiency of $250,894 and has incurred losses since inception raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations.

The Company anticipates meeting its working capital requirement for the next year through the sale of shares of common stock or through loans and advances from related parties as may be required.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). They may include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Note 2 – Stock-Based Compensation

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Note 2 – Stock-Based Compensation (continued)

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

The Company has adopted the modified prospective method of SFAS No. 123R for the fiscal year beginning on January 1, 2006; however, no compensation expense was recorded in the first quarter of 2006 as all stock options existing prior to the adoption were fully vested or no longer outstanding. Stock-based compensation expense for awards granted prior to January 1, 2006 was based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

As of June 30, 2006, no unrecognized compensation cost related to stock options is expected to be recognized in subsequent periods.

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

The following table illustrates the pro forma effect on net loss and net loss per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 for the six months ended June 30, 2005:

Net loss	As reported	$(252,139)
SFAS 123 compensation expense	Pro-forma	28,040

Net loss	Pro-forma	$(280,179)

Pro-forma basic and diluted net loss per share	Pro-forma	$(0.03)

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Note 3 – Related Party Transactions

During 2003, LTC and the Company executed a guarantee of certain unpaid management fees owing to the then CEO of LTC totaling $123,750 (CDN$165,000). Effective August 31, 2004, this CEO resigned and entered into an agreement with the Company for the payment of these guaranteed amounts and additional fees owing. Effective August 3, 2004, the Company had guaranteed, by a non-interest bearing promissory note, outstanding management fees due totaling CDN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January 15, 2006, CDN$40,000 on June 15, 2006 and CDN$52,000 on January 15, 2007. In addition, the Company agreed to a severance payment of CDN$43,200 to be paid in twelve equal monthly installments of CDN$3,600. As of June 30, 2006, CDN$63,200 has been paid in connection with the above agreements leaving CDN$167,000 (US$149,776) owing. The Company did not pay the CDN$20,000 installment due January 15, 2005, the CDN$25,000 installment due June 15, 2005 the CDN$30,000 installment due January 15, 2006 or the CDN$40,000 installment due June 15, 2006. Accordingly, this debt is in default.

During the six months ended June 30, 2006, the Company had transactions with directors and officers as follows: expenses paid on behalf of and advances made to the Company - $209,246 (2005 - $3,510); management fees incurred by the Company - $228,517 (2005 - $82,559); payments and reimbursements made by the Company - $44,620 (2005 - $91,803); and conversion of outstanding amounts to equity of $130,000 (2005 – nil) leaving $69,052 owing as of June 30, 2006 (December 31, 2005 - $36,605). Also during the six months ended June 30, 2006, the Company issued 500,000 shares of its common stock to a director and officer under the 2006 Stock Plan; the $150,000 fair value of this transaction has been expensed as a management fee.

Unless otherwise noted, all amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Note 4 – Convertible Notes

Secured Convertible Note
Effective December 16, 2005, (the “Closing Date”) the Company entered into a Securities Purchase Agreement (the “SPA”) with accredited investors for the sale of (i) $1,000,000 in secured convertible notes and (ii) five year warrants to buy 1,000,000 shares of the Company’s common stock at $0.40 per share. The investors are obligated to provide an aggregate of $1,000,000 as follows:

  $400,000 on December 21, 2005 (received);
  $300,000 on February 7, 2006 (received); and
  $300,000 to be disbursed within five days of the effective date of the registration statement on Form SB-2 covering the number of shares of the Company's common stock underlying the secured convertible notes and warrants. The Company’s registration statement was declared effective on July 17, 2006 and the final disbursement was received on or about July 27, 2006.

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Note 4 – Convertible Notes (continued)

Under the SPA, the Company was required to file a registration statement with the Securities and Exchange Commission ("SEC") within 45 days of closing (filed on February 2, 2006). If the registration statement is not declared effective within 120 days from the date of closing, the Company was required to pay liquidated damages to the investors. In the event that the Company breaches any representation or warranty in the SPA, the Company is required to pay liquidated damages in shares or cash, at the election of the Company, in an amount equal to three percent of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

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

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $281,250 (2005 - $375,841) as additional paid-in capital as the secured convertible notes were issued with an intrinsic value conversion feature. Accordingly, the Company recorded $281,250 (2005 - $375,841) of non-cash interest expense, being the difference between the stated value and carrying value at the date of issuance. In addition, in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the warrants of $18,750 as a component of stockholders’ deficit. The Company will record further interest expense over the term of the secured convertible notes of $18,750 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be accreted to the face value of $700,000 at maturity or the date of conversion. As of June 30, 2006, accrued interest of $40,800 has been included in accrued liabilities, and interest expense of $6,442 has been accreted increasing the carrying value of the convertible notes to $663,864 (2005 - $376,172).

In connection with the convertible notes payable, the Company incurred finance costs totaling $36,000 (2005 - $70,000), which consisted of professional fees, due diligence, and a finder’s fee. The Company also incurred consulting fees of $65,000 (2005 - $nil) in connection with establishing the SPA.

Note 5 – Capital Stock

2006 Transactions
The Company issued 100,000 shares of common stock at a price of $0.05 per share for conversion of $5,000 in amounts advanced on behalf of the Company. An additional amount of $7,000 was expensed to recognize differences between the issue price and the market value at the time of the transaction.

The Company issued 1,000,000 shares of common stock under the Non-Qualified Stock Option Plan for total consideration of $100,000.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Note 5 – Capital Stock (continued)

The Company awarded 540,000 shares of common stock under the Stock Bonus Plan, and 4,600,000 shares of common stock under the 2006 Stock Plan. The combined fair value of $1,483,900 has been expensed as consulting, management fees and wages and salaries.

The Company issued 200,000 shares of common stock pursuant to a financing services agreement, with a fair value of $24,000. The Company also issued 325,000 shares of common stock pursuant to a financing services agreement, with a fair value of $65,000 which has been expensed as consulting fees.

The Company issued 400,000 shares of common stock under the 2006 Stock Plan which was pursuant to a debt conversion agreement with an unrelated party. Under the agreement, an outstanding amount of $50,000 was converted to common stock at a price of $0.125 per share. The Company issued 2,600,000 shares of common stock pursuant to a debt conversion agreement with a related party. Under the agreement, an outstanding amount of $80,000 was converted to common stock at a price of $0.0308 per share. An additional amount of $446,500 was expensed as a loss on settlement of debt to recognize differences between the issue price and the market value of the shares at the time of the transaction. Subsequent to quarter end, the related party was appointed as an officer of the Company.

The Company issued 1,150,000 shares of common stock pursuant to a debt conversion agreement with a consultant of the Company. Under the agreement, an outstanding amount of $57,500 was converted to common stock at a price of $0.05 per share. An additional amount of $167,613 was expensed as a loss on settlement of debt to recognize differences between the issue price and the market value of the shares at the time of the transaction.

Effective March 1, 2006 the Company entered into an agreement to issue 150,000 shares of its common stock for legal services provided, and the $60,000 fair value of the transaction has been expensed as professional fees. At June 30, 2006 the shares had not been issued and the liability is shown on the consolidated balance sheets as a stock issuance obligation.

On May 31, 2006, the Company increased its authorized share capital from 30 million common shares and 5 million preferred shares (none issued to date) to 100 million common shares and 10 million preferred shares pursuant to a vote of the majority of stockholders as of March 30, 2006 and applicable regulatory filings.

Stock Option Plans
The Company adopted plans allowing for the granting of stock options and awarding of shares of common stock as follows:

Incentive Stock Option Plan
The Company adopted an Incentive Stock Option Plan authorizing the issuance of options to purchase up to 750,000 shares of common stock of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company’s common stock and can not be exercised until one year following the date of grant. This plan is available to officers, directors and key employees of the Company. Of the 750,000 common shares available under this plan, 305,000 shares have been granted and exercised and 445,000 shares remain available for granting as of June 30, 2006.

Non-Qualified Stock Option Plan
The Company adopted a Non-Qualified Stock Option Plan authorizing the issuance of options to purchase up to 10,850,000 shares of common stock of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then par value of the Company’s common stock and can be exercised at any time following the date of grant. This plan is available to officers, directors, employees, consultants and advisors of the Company. Of the shares available under this plan, 5,971,870 shares have been granted and 4,878,130 shares remain available for granting under this plan as of June 30, 2006.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

Note 5 – Capital Stock (continued)

Stock Bonus Plan
The Company adopted a Stock Bonus Plan authorizing the award of up to 1,650,000 shares of common stock of the Company solely at the discretion of the board of directors. This plan is available to officers, directors, employees, consultants and advisors of the Company. Of the shares available under this plan, 1,417,812 shares have been issued and 232,188 shares remain available for awards under this plan as of June 30, 2006.

On March 1, 2006, the Company adopted the 2006 Stock Plan authorizing the award of up to 5,000,000 shares of common stock of the Company solely at the discretion of the board of directors. This plan is available to officers, directors, employees, consultants and advisors of the Company. All 5,000,000 shares have been awarded under this plan as of June 30, 2006.

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

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Options	Price	Life

Balance, December 31, 2005	2,350,200	$0.20	1.78 years
Granted	480,000	0.16
Expired	(739,200)	0.40
Exercised	(1,000,000)	0.10

Balance, June 30, 2006 (Unaudited)	1,091,000	$0.13	1.93 years

Share Purchase Warrants
The Company’s share purchase warrant activity was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life

Balance, December 31, 2005	2,518,750	$0.44	1.96 years
Granted	300,000	0.35
Expired	(285,000)	1.00

Balance, June 30, 2006 (Unaudited)	2,533,750	$0.41	2.02 years

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

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

Note 7 – Supplemental Cash Flow Information

	Six Months Ended June 30,
	2006	2005

Interest paid	$3,513	$1,928
Income taxes paid	$-	$-
Fair value of stock bonus grants	$1,483,900	$24,400
Fair value of option grants	$48,000	$-

Note 8 – Subsequent Events

On July 1, 2006, the Company entered into consulting agreements with Kimberly Landry, the Chief Executive Officer and Leslie James Porter, the Chief Financial Officer whereby each officer would receive a monthly fee of $7,500 Canadian, commencing July 1, 2006, and shares of the Company’s common stock. Under the agreements, Ms. Landry will receive 1,500,000 common shares to be registered pursuant to a Registration Statement on Form S-8 as well as 1,000,000 restricted common shares, and Mr. Porter will receive 750,000 common shares to be registered pursuant to a Registration Statement on Form S-8 as well as 1,000,000 restricted common shares. Also on July 1, 2006, the Company entered into consulting agreements with four individuals whereby each would receive 1,500,000 common shares to be registered pursuant to a Registration Statement on Form S-8, and one individual will also receive 2,000,000 restricted common shares. Two of the individuals were appointed as officers of the Company, Antonio Treminio as Vice President of Operations and Michael Harrison as Director of Business Development.

On July 17, 2006, the Company’s Registration Statement on Form SB-2 covering up to 7,185,714 shares of the Company's common stock underlying the secured convertible notes and warrants became effective.

On July 20, August 4 and August 11, 2006, the Company issued 500,000 shares of common stock for the partial conversion of the secured convertible notes of $50,500, $55,800 and $30,835, respectively, pursuant to the December 16, 2005 Securities Purchase Agreement. On July 27, 2006, the Company received the final $300,000 advance related to this agreement.

Also on July 20, 2006, the Company filed a Registration Statement on Form S-8 with the SEC to register an aggregate of up to 8,250,000 shares of common stock that the Company has agreed to issue to two directors and four consultants upon the performance of consulting and business services pursuant to the aforementioned agreements. Also on July 20, 2006, the Company issued 40,000 shares of common stock to an employee of the Company under the Stock Bonus Plan. 192,188 shares remain available for awards under this plan.

On July 21, 2006, the Company issued 12,250,000 shares of common stock pursuant to the six aforementioned consulting agreements entered into on July 1, 2006. Of the shares issued, 8,250,000 shares were registered in the July 20, 2006 Form S-8 filing, and 4,000,000 shares were restricted.

Item 2. Management’s Discussion and Analysis

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Luna” mean Luna Technologies International, Inc. and our wholly owned subsidiary, Luna Technologies (Canada) Ltd., unless otherwise indicated.

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

In April 1999, we acquired from LTI the rights to the patent application and related technology assigned to LTI by Mr. Sinclair and Ms. Landry. In consideration for this assignment, we agreed to pay LTI $90,000, without interest, on or before June 30, 2000. Subsequent to June 30, 2000, we paid this debt in full. As of March 30, 2004, the patent application had been placed in abeyance.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Sales: Sales of $532,922 during the three months ended June 30, 2006 increased $368,901 or 225% over the same period ended June 30, 2005. The significant increase in sales is due to a new reseller agreement with Firecom, Inc. (“Firecom”) which resulted in sales of $442,872 during the quarter, which represents 83% of total sales for the quarter.

Cost of Sales: Cost of sales of $430,446 during the three months ended June 30, 2006 increased $331,581 or 335% over the same period ended June 30, 2005. As a result, gross profit as a percentage of sales was 19% during the three months ended June 30, 2006 as compared to 40% over the same period ended June 30, 2005. Both the increase in overall costs and the decrease in gross profit as a percentage of sales result primarily from the new reseller agreement with Firecom. The products distributed under the Firecom agreement were not previously manufactured by the Company, and expected costs increased due to a number of production inefficiencies that should decrease over time. In addition, the pricing structure of the Firecom agreement does not call for the same product markup as the Company applies to direct sales and previous reseller agreements.

Operating Expenses: General and administrative expenses of $1,209,400 during the three months ended June 30, 2006 increased $1,001,520 or 482% over the same period ended June 30, 2005. Significant changes in operating expenses are outlined as follows:

  Consulting fees increased to $40,185 in the three months ended June 30, 2006 from $8,828 in the three months ended June 30, 2005, due primarily to a marketing services agreement that was not in place in the prior year, and a one-time fee associated with staff recruitment.

  Interest increased to $23,805 in the three months ended June 30, 2006 from $968 in the three months ended June 30, 2005, due primarily to accrued interest on the convertible debt.

  Loss on settlement of debts increased to $614,113 in the three months ended June 30, 2006 from nil in the three months ended June 30, 2005, due to charges on the valuation of debt settlement agreements where the issue price was below market price at the time of the transactions.

  Office and general expenses increased to $96,937 in the three months ended June 30, 2006 from $50,116 in the three months ended June 30, 2005, due primarily to significant increases in travel related costs from a more active sales presence on the east coast.

  Professional fees increased to $74,967 in the three months ended June 30, 2006 from $20,642 in the three months ended June 30, 2005 which results from assistance and services related to the increased number of filings, transactions and potential transactions during the current period.

  Wages and benefits increased to $174,093 in the three months ended June 30, 2006 from $60,306 in the three months ended June 30, 2005, due primarily to an increase in payroll costs for sales and management, penalties on the late-filing of payroll deductions, and the commission cost associated with the significant increase in sales during the period.

Stock-Based Compensation: At the discretion of the Company’s management, stock-based compensation may be issued to consultants, management or employees in the form of stock or options to purchase stock at a specified price. A valuation of any stock-based compensation is dependent on the number of shares or options and the market value and trading history of the Company’s stock. During the three months ended June 30, 2006 the Company issued stock-based compensation with a value of $125,900, which represents an increase of $107,900 over the value of stock-based compensation in the three months ended June 30, 2005.

Net Loss: The Company experienced a $1,106,924 net loss from operations for the three months ended June 30, 2006 which is $964,200 or 676% greater than the three months ended June 30, 2005. The increase in net loss from operations results primarily from the loss on settlement of debt and increases in operating expenses described above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Sales: Sales of $616,785 during the six months ended June 30, 2006 increased $278,311 or 82% over the same period ended June 30, 2005. The significant increase in sales is due to the Firecom agreement which commenced during the period (see note above).

Cost of Sales: Cost of sales of $477,133 during the six months ended June 30, 2006 increased $291,070 or 156% over the same period ended June 30, 2005. As a result, gross profit as a percentage of sales was 23% during the six months ended June 30, 2006 as compared to 45% over the same period ended June 30, 2005. Both the increase in overall costs and the decrease in gross profit as a percentage of sales result primarily from the Firecom agreement which commenced during the period (see note above).

Operating Expenses: General and administrative expenses of $3,395,683 during the six months ended June 30, 2006 increased $2,991,133 or 739% over the same period ended June 30, 2005. Significant changes in operating expenses are outlined as follows:

  Consulting fees increased to $74,978 in the six months ended June 30, 2006 from $10,346 in the six months ended June 30, 2005, due primarily to a marketing services agreement that was not in place in the prior year, and a one-time fee associated with staff recruitment.

  Interest increased to $327,643 in the six months ended June 30, 2006 from $2,001 in the six months ended June 30, 2005, due primarily to interest charged on the beneficial conversion feature of the convertible debt and accrued interest on the convertible debt.

  Loss on settlement of debts increased to $614,113 in the six months ended June 30, 2006 from nil in the six months ended June 30, 2005, due to charges for the valuation of debt settlement agreements where the issue price was below market price at the time of the transactions.

  Office and general expenses increased to $186,781 in the six months ended June 30, 2006 from $95,642 in the six months ended June 30, 2005, due primarily to significant increases in travel related costs from a more active sales presence on the east coast.

  Professional fees increased to $196,816 in the six months ended June 30, 2006 from $38,313 in the six months ended June 30, 2005 which results from assistance and services related to the increased number of filings, transactions and potential transactions during the current period.

  Wages and benefits increased to $240,247 in the six months ended June 30, 2006 from $118,272 in the six months ended June 30, 2005, due primarily to an increase in payroll costs for sales and management, penalties on the late-filing of payroll deductions, and the commission cost associated with the significant increase in sales during the period.

Stock-Based Compensation: At the discretion of the Company’s management, stock-based compensation may be issued to consultants, management or employees in the form of stock or options to purchase stock at a specified price. A valuation of any stock-based compensation is dependent on the number of shares or options and the market value and trading history of the Company’s stock. During the six months ended June 30, 2006 the Company issued stock-based compensation with a value of $1,596,900, which represents an increase of $1,572,500 over the value of stock-based compensation in the six months ended June 30, 2005.

Net Loss: The Company experienced a $3,256,031 net loss from operations for the six months ended June 30, 2006 which is $3,003,892 or 1,191% greater than the six months ended June 30, 2005. The increase in net loss from operations results primarily from stock based compensation, the loss on settlement of debts and increases in operating expenses described above.

Liquidity and Capital Resources

During the six months ended June 30, 2006, the Company's operations used $578,349 in cash. The Company satisfied its operational requirements during the period through the issuance of convertible debentures for a total of $300,000, proceeds from the issuance of common stock totaling $105,000, and advances converted to equity under debt settlement agreements totaling $137,500. The Company also increased its bank overdraft by $58,001.

The Company anticipates its capital needs during the twelve month period ended June 30, 2007 to be approximately $800,000 for general and administrative expenses, including $100,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to operating losses of the Company since inception, the Company's operations have not been a source of liquidity. As at June 30, 2006, the Company has a working capital deficiency of $250,894. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.

Purchase of Significant Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Going Concern

As we have not yet generated significant revenues, in the consolidated financial statements for the year ended December 31, 2005, our Independent Auditors included in their Report to Shareholders dated April 10, 2006 an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated With Our Business

The fact that we have not earned substantial revenues since our incorporation raises substantial doubt about our ability to continue as a going concern.

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had no cash as of June 30, 2006. We estimate our average monthly operating expenses to be approximately $125,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully exploit and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our financial statements for the year ended December 31, 2005.

We have generated limited revenues to date and may never achieve profitability.

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, but not limited to, cost of production, volume of sales and variations in expenditures for personnel and marketing. For the fiscal year ended December 31, 2005, we had revenues of $673,821 and $532,922 in revenues for the three month period ended June 30, 2006. We may incur significant expenditures for research and development of new products or improvements to our existing products which could adversely affect our ability to generate a profit. We may be unable to achieve profitability on a quarterly or annual basis. If we do not achieve profitability, we will be forced to curtail our operations and go out of business. Consequently, investors may lose all of their investment.

We will need additional financing to develop our products and services and to meet our capital requirements which can cause dilution to existing shareholders.

We continually require additional funds to develop our products and are dependent upon sources such as:

  future earnings;
  the availability of funds from private sources, including, but not limited to, our shareholders, loans and additional private placements; and
  the availability of funds from public sources including, but not limited to a public offering of our securities.

Market conditions for private and public offerings are subject to uncertainty and there can be no assurance when or whether a private and/or public offering will be successfully completed or that other funds will be made available to us. In view of our operating history, our ability to obtain additional funds is limited. Such financing may only be available, if at all, upon terms which may not be advantageous to us. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. If we do not receive funding at lower prices, this will have a dilutive effect on the value of our securities issued at higher prices. Further, the sale, or potential sale of large amounts of our securities will, in all likelihood, have a depressive effect on the price of our securities which will affect the value of your investment.

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

As a result of losses since our inception, our independent registered public accounting firm in their report on our financial statements for the fiscal year ended December 31, 2005, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit and/or raise additional capital. We do not have any available credit, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. At June 30, we had a working capital deficiency of $250,894. Our ability to continue as a going concern is dependent on our raising additional capital and on future profitable operations. Our continued net operating losses increases the difficulty in our ability to raise additional capital and there can be no assurances that the infusion of capital will prove successful.

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

As of July 31, 2006, we had 37,453,398 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 3,684,210 shares of common stock at current market prices and outstanding warrants to purchase 2,533,750 shares of common stock. Additionally, we have an obligation to sell secured convertible notes that may be converted into an estimated 1,578,947 shares of common stock at current market prices and issue warrants to purchase 300,000 shares of common stock in the near future. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The continuously adjustable conversion price feature of our secured convertible notes could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our outstanding secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of July 31, 2006 of $0.19:

% Below Market	Price Per Share	Discount of 50%	Number of Shares Issuable
25%	$0.14	$0.07	10,000,000
50%	$0.10	$0.05	14,000,000
75%	$0.05	$0.025	28,000,000

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

In December 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,000,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $700,000 secured convertible notes outstanding, the investors are obligated to purchase additional secured convertible notes in the aggregate of $1,000,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

Risks Associated with Our Common Stock
Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. When our registration statement was declared effective, the selling stockholders had the ability to sell up to 33% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale when and if a market develops for our common stock, which would have the effect of decreasing the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock, which may result in the loss of some or all of an investment in our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks
Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Similar difficulties will exist for enforcements of judgments against our Canadian subsidiary that we utilize, or any effort to attach the assets of such subsidiary, to the extent that such assets are located outside of the United States.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

During the three months ended June 30, 2006 and up to the date of this report, the Company issued 3,750,000 shares of its common stock for conversion of amounts advanced on the behalf of the Company, 500,000 shares of its common stock pursuant to option exercises under the Non Qualified Stock Option Plan, 330,000 shares of its common stock under the Company’s stock bonus plan, and 325,000 shares of its common stock pursuant to a financing services agreement.

Item 3. Defaults Upon Senior Securities.

The Company is currently under default in connection with the non interest bearing promissory note payable to Douglas Sinclair for outstanding management fees. Refer to Note 3 of our June 30, 2006 interim period unaudited consolidated financial statements, as included in this Report on Form 10-QSB, for details.

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

10.19

Amendment to Securities Purchase Agreement dated April 7, 2006, by and among Luna Technologies International, Inc. and AJW Offshore Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (incorporated by reference from our Current Report on Form 8-K filed on April 13, 2006).

10.20	Consulting Agreement with Kimberly Landry dated July 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 17, 2006).

10.21	Consulting Agreement with Leslie James Porter dated July 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on July 17, 2006).

10.22	Consulting Agreement with Antonio Treminio dated July 1, 2006 incorporated by reference from our Registration Statement on Form S-8 filed on July 20, 2006).

10.23	Consulting Agreement with Michael Harrison dated July 1, 2006 incorporated by reference from our Registration Statement on Form S-8 filed on July 20, 2006).

10.24	Consulting Agreement with Seth Shaw dated July 1, 2006 incorporated by reference from our Registration Statement on Form S-8 filed on July 20, 2006).

10.25	Consulting Agreement with Walter Doyle dated July 1, 2006 incorporated by reference from our Registration Statement on Form S-8 filed on July 20, 2006).

(21)	Subsidiaries

Luna Technologies (Canada) Ltd., a British Columbia corporation incorporated on June 9, 1999.

(31)	Section 302 Certifications

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.

Date: August 15, 2006	By:	/s/ Kimberly Landry
Kimberly Landry
Chief Executive Officer

/s/ L. James Porter
L. James Porter
Chief Financial Officer