Form 10QSB
period 2006-09-30
LUNA TECHNOLOGIES INTERNATIONAL INC
filed 2006-11-21
CIK 1085217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2006

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

Yes [ ] No [ X ]

As of November 17, 2006 the Company had 42,478,398 shares of common stock issued and outstanding with a par value of $0.0001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

LUNA TECHNOLOGIES INTERNATIONAL, INC.
FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2006

Item 1. Financial Statements

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash	$8,008	$-
Accounts receivable	119,608	133,378
Prepaid expenses and deposits	2,590	37,305
Inventory	156,174	71,809
	286,380	242,492

Furniture and Equipment, net of depreciation of $96,321 (2005 – $89,370)	6,993	9,412

	$293,373	$251,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$-	$12,739
Accounts payable and accrued liabilities	362,238	209,493
Customer deposits	5,820	-
Due to related parties (Note 3)	42,106	36,605
Current portion of note payable (Note 3)	149,735	143,237
	559,898	402,074

Convertible Notes (Note 4)	729,395	376,172
Note Payable (Note 3)	44,958	40,730
	1,334,251	818,976

Stockholders’ Deficit
Capital stock (Note 5)
Convertible preferred stock, $0.0001 par value, 10,000,000 shares
Authorized, nil issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized,
39,978,398 (2005 – 13,598,398) issued and outstanding	3,999	1,360
Additional paid-in capital	10,315,173	3,558,535
Share purchase warrants	150,130	141,509
Accumulated deficit	(11,385,744)	(4,177,005)
Accumulated other comprehensive loss	(124,436)	(91,471)
	(1,040,878)	(567,072)

	$293,373	$251,904

The accompanying notes are an integral part of these consolidated financial statements.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005

Sales	$262,870 $		189,343 $		879,655 $		527,817

Cost of Sales	188,230		87,149		665,363		273,212

Gross Profit	74,640		102,194		214,292		254,605

General and Administrative Expenses
Consulting	24,439		23,298		99,417		33,644
Consulting – stock-based (Note 5)	873,500		-		2,259,500		24,400
Depreciation	2,284		1,952		6,950		6,041
Financing costs (Note 4)	5,000		-		41,000		-
Interest (Note 4)	272,547		658		600,190		2,659
Loss on settlement of debts (Note 5)	-		-		614,113		-
Management fees	40,368		37,526		118,885		120,085
Management fees – stock-based (Note 5)	2,482,500		-		2,632,500		-
Office and general	110,756		64,362		297,537		160,004
Professional fees	37,222		47,218		234,038		85,531
Rent and utilities	18,026		10,147		38,700		26,918
Research and development, net of recoveries	6,911		15,229		25,259		27,386
Wages and benefits	142,995		31,625		383,242		149,897
Wages and benefits – stock-based (Note 5)	10,800		-		71,700		-
	4,027,348		232,015		7,423,031		636,565

Net Loss	$(3,952,708	) $	(129,821	) $	(7,208,739	) $	(381,960)

Basic and Diluted Net Loss per Share	$(0.11	) $	(0.01	) $	(0.31	) $	(0.04)

Weighted Average Number of Common
Shares Outstanding – Basic and Diluted	35,456,931		10,858,779		23,457,719		10,205,874

The accompanying notes are an integral part of these consolidated financial statements.

     LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Share		Accum.
	Number of		Paid-in	Purchase	Accumulated	Other
	Shares	Amount	Capital	Warrants	Deficit	Comp. Loss		Total

Balance, December 31, 2005	13,598,398	$1,360	$3,558,535	$141,509	$(4,177,005)	$(91,471)		$(567,072)
Issued for cash	100,000	10	11,990	-	-	-		12,000
Issued on exercise of options	1,000,000	100	99,900	-	-	-		100,000
Issued pursuant to stock bonus
plans	5,205,000	521	1,497,679	-	-	-		1,498,200
Issued pursuant to financing
services	525,000	53	88,947	-	-	-		89,000
Issued on conversion of debt	7,150,000	715	1,007,483	-	-	-		1,008,198
Stock-based compensation	12,400,000	1,240	3,459,260	-	-	-		3,460,500
Discount on convertible notes and
issuance of warrants	-	-	547,379	52,621	-	-		600,000
Share purchase warrants expired	-	-	44,000	(44,000)	-	-		-
Net loss	-	-	-	-	(7,208,739)	-		(7,208,739)
Currency translation adjustment	-	-	-	-	-	(32,965)		(32,965)
Balance,
September 30, 2006 (Unaudited)	39,978,398	$3,999	$10,315,173	$150,130	$(11,385,744)	$(124,436	) $	(1,040,878)

The accompanying notes are an integral part of these consolidated financial statements.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006		2005

Cash Flows from Operating Activities
Net loss	$(7,208,739	) $	(381,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,951		6,041
Stock-based compensation	4,963,700		24,400
Stock-based financing fees	31,000		-
Stock-based professional fees	60,000		-
Accretion of discount on convertible notes (Note 4)	12,429		139
Beneficial conversion interest (Note 4)	547,379		-
Loss on settlement of debts (Note 5)	614,113		-
Changes in operating assets and liabilities:
Accounts receivable	13,770		(13,051)
Prepaid expenses	34,715		(32,497)
Inventory	(84,365)		32,026
Accounts payable and accrued liabilities	202,745		28,149
Customer deposits	5,820		-
Due to related parties	5,501		3,162

Net Cash Used in Operating Activities	(794,982)		(333,591)

Cash Flows from Investing Activities
Purchase of furniture and equipment	(4,532)		-

Net Cash Used in Investing Activities	(4,532)		-

Cash Flows from Financing Activities
(Decrease) increase in bank overdraft	(12,739)		3,197
Increase in notes payable	10,726		-
Advances converted to equity under debt settlement agreements (Note 5)	137,500		-
Proceeds from issuance of common shares	105,000		370,350
Convertible debt proceeds (repayments)	600,000		(26,664)

Net Cash Provided by Financing Activities	840,487		346,883

Effect of Exchange Rate Changes	(32,965)		(13,292)

Net Increase in Cash	8,008		-

Cash, Beginning of Period	-		-

Cash, End of Period	$8,008 $		11,497

Supplemental Cash Flow Information (See Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)

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

At September 30, 2006, the Company had a working capital deficiency of $273,518 and has incurred losses since inception raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company and its subsidiary to continue as a going concern is dependent on raising additional capital and on generating future profitable operations.

The Company anticipates meeting its working capital requirement for the next year through the sale of shares of common stock or through loans and advances from related parties as may be required.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). They may include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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
SEPTEMBER 30, 2006 (UNAUDITED)

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

As of September 30, 2006, no unrecognized compensation cost related to stock options is expected to be recognized in subsequent periods.

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

The following table illustrates the pro forma effect on net loss and net loss per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 for the nine months ended September 30, 2005:

Net loss	As reported	$(381,960)
SFAS 123 compensation expense	Pro-forma	38,810

Net loss	Pro-forma	$(420,770)

Pro-forma basic and diluted net loss per share	Pro-forma	$(0.04)

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)

Note 3 – Related Party Transactions

During 2003, LTC and the Company executed a guarantee of certain unpaid management fees owing to the then CEO of LTC totaling $123,750 (CDN$165,000). Effective August 31, 2004, this CEO resigned and entered into an agreement with the Company for the payment of these guaranteed amounts and additional fees owing. Effective August 3, 2004, the Company had guaranteed, by a non-interest bearing promissory note, outstanding management fees due totaling CDN$187,000 payable as follows: CDN$20,000 upon acceptance, CDN$20,000 on January 15, 2005, CDN$25,000 on June 15, 2005, CDN$30,000 on January 15, 2006, CDN$40,000 on June 15, 2006 and CDN$52,000 on January 15, 2007. In addition, the Company agreed to a severance payment of CDN$43,200 to be paid in twelve equal monthly installments of CDN$3,600. As of September 30, 2006, CDN$63,200 has been paid in connection with the above agreements leaving CDN$167,000 (US$149,735) owing. The Company did not pay the CDN$20,000 installment due January 15, 2005, the CDN$25,000 installment due June 15, 2005 the CDN$30,000 installment due January 15, 2006 or the CDN$40,000 installment due June 15, 2006. Accordingly, this debt is in default.

During the nine months ended September 30, 2006, the Company had transactions with directors and officers as follows: expenses paid on behalf of and advances made to the Company - $95,967 (2005 - $8,793); management fees incurred by the Company - $118,885 (2005 - $120,085); and payments and reimbursements made by the Company - $61,462 (2005 - $125,716) leaving $42,106 owing as of September 30, 2006 (December 31, 2005 -$36,605).

During the nine months ended September 30, 2006, the Company issued 500,000 shares of its common stock to a director and officer under the 2006 Stock Plan; the $150,000 fair value of this transaction has been expensed as a stock-based management fee. Also during the nine months ended September 30, 2006, the Company issued 5,250,000 registered shares of its common stock and 4,000,000 unregistered shares of its common stock to directors and officers pursuant to consulting services agreements; the $2,482,500 fair value of these transactions has been expensed as stock-based management fees.

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

  $400,000 on December 21, 2005 (received);
  $300,000 on February 7, 2006 (received); and
  $300,000 to be disbursed within five days of the effective date of the registration statement on Form SB-2 covering the number of shares of the Company's common stock underlying the secured convertible notes and warrants. The Company’s registration statement was declared effective on July 17, 2006 and the final disbursement was received on July 26, 2006.

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
SEPTEMBER 30, 2006 (UNAUDITED)

Note 4 – Convertible Notes (continued)

Under the SPA, the Company was required to file a registration statement with the Securities and Exchange Commission within 45 days of closing (filed on February 2, 2006).

The warrants are exercisable until December 16, 2010 at a purchase price of $0.40 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement.

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

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $547,379 (2005 - $375,841) as additional paid-in capital as the secured convertible notes were issued with an intrinsic value conversion feature. Accordingly, the Company recorded $547,379 (2005 - $375,841) of non-cash interest expense, being the difference between the stated value and carrying value at the date of issuance. In addition, in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the warrants of $52,621 as a component of stockholders’ deficit. The Company will record further interest expense over the term of the secured convertible notes of $52,621 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be accreted to the face value of $1,000,000 at maturity or the date of conversion. As of September 30, 2006, accrued interest of $41,231 has been included in accrued liabilities, and interest expense of $12,429 has been accreted increasing the carrying value of the convertible notes to $729,395 (2005 - $376,172), after conversion of $206,585 in convertible notes to equity (see Note 5).

In connection with the convertible notes payable, the Company incurred finance costs totaling $41,000 (2005 -$70,000), which consisted of professional fees, due diligence, and a finder’s fee. The Company also incurred consulting fees of $65,000 (2005 - $nil) in connection with establishing the Securities Purchase Agreement.

On September 20, 2006 the Company reached an agreement with the note holders, whereby the note holders ceased conversion of outstanding notes for a period of 45 days to allow the Company to redeem the balance outstanding at the time. Under the terms of the agreement, if the outstanding balance was not redeemed within 45 days of the date of the agreement, the note holders would be entitled to receive 1,000,000 additional unregistered shares as a penalty. The Company was not able to redeem the outstanding balance prior to the November 6, 2006 deadline and subsequently the note holders have continued converting the outstanding notes.

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)

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

The Company awarded 605,000 shares of common stock under the Stock Bonus Plan, and 4,600,000 shares of common stock under the 2006 Stock Plan. The combined fair value of $1,498,200 has been expensed as consulting, management fees and wages and salaries.

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

The Company issued 2,600,000 shares of common stock pursuant to a debt conversion agreement with a consultant of the Company who subsequently was appointed as an officer and director. Under the agreement, an outstanding amount of $80,000 was converted to common stock at a price of $0.0308 per share. An additional amount of $446,500 was expensed as a loss on settlement of debt to recognize differences between the issue price and the market value of the shares at the time of the transaction.

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

Effective March 1, 2006 the Company entered into an agreement to issue 150,000 shares of its common stock for legal services provided, the shares were issued on July 21, 2006 and the $60,000 fair value of the transaction has been expensed as professional fees.

On May 31, 2006, the Company increased its authorized share capital from 30 million common shares and 5 million preferred shares (none issued to date) to 100 million common shares and 10 million preferred shares pursuant to a vote of the majority of stockholders as of March 30, 2006 and applicable regulatory filings.

The Company issued 3,000,000 shares of common stock for the partial conversion of the secured convertible notes of $206,585, pursuant to the December 16, 2005 Securities Purchase Agreement. The stock was issued pursuant to the Company’s Registration Statement on Form SB-2 covering up to 7,185,714 shares of the Company's common stock underlying the secured convertible notes and warrants which became effective on July 17, 2006.

Only July 21, 2006 the Company issued 9,250,000 shares to officers and directors, and 3,000,000 shares to consultants of the Company pursuant to consulting services agreements. Of the 12,250,000 shares issued, 8,250,000 shares were issued pursuant to the Company’s Registration Statement on Form S-8 filed on July 20, 2006.

Stock Option Plans
The Company adopted plans allowing for the granting of stock options and awarding of shares of common stock as follows:

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)

Note 5 – Capital Stock (continued)

Incentive Stock Option Plan
The Company adopted an Incentive Stock Option Plan authorizing the issuance of options to purchase up to 750,000 shares of common stock of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then fair market value of the Company’s common stock and can not be exercised until one year following the date of grant. This plan is available to officers, directors and key employees of the Company. Of the 750,000 common shares available under this plan, 305,000 shares have been granted and exercised and 445,000 shares remain available for granting as of September 30, 2006

Non-Qualified Stock Option Plan
The Company adopted a Non-Qualified Stock Option Plan authorizing the issuance of options to purchase up to 10,850,000 shares of common stock of the Company. Options granted under this plan will have a price and term to be determined at the time of grant, but shall not be granted at less than the then par value of the Company’s common stock and can be exercised at any time following the date of grant. This plan is available to officers, directors, employees, consultants and advisors of the Company. Of the shares available under this plan, 5,971,870 shares have been granted and 4,878,130 shares remain available for granting under this plan as of September 30, 2006.

Stock Bonus Plan
The Company adopted a Stock Bonus Plan authorizing the award of up to 1,650,000 shares of common stock of the Company solely at the discretion of the board of directors. This plan is available to officers, directors, employees, consultants and advisors of the Company. Of the shares available under this plan, 1,482,812 shares have been issued and 167,188 shares remain available for awards under this plan as of September 30, 2006.

On March 1, 2006, the Company adopted the 2006 Stock Plan authorizing the award of up to 5,000,000 shares of common stock of the Company solely at the discretion of the board of directors. This plan is available to officers, directors, employees, consultants and advisors of the Company. All 5,000,000 shares have been awarded under this plan as of September 30, 2006.

During 2004, the Company granted a total of 659,200 stock options to the Company’s president at exercise prices ranging from $0.35 per share to $0.75 per share, exercisable for a term of three years. The fair value of these stock options was estimated using the Black-Scholes option pricing model assuming an expected life of three years, a risk free interest rate of 3% and an expected volatility of 102% resulting in an aggregate pro-forma expense of $142,200 upon full vesting of the options. Of these options, 59,200 vested immediately and the remaining 600,000 vest at a rate of 16,667 per month for a period of three years. On February 3, 2006, the Company’s president resigned his position and the remaining unvested options were cancelled.

During 2006, the Company granted a total of 480,000 non-qualified stock options to a consultant of the Company an exercise price of $0.16 per share, exercisable for a term of three years. The Company has recorded a fair value stock-based compensation expense of $48,000 estimated using the Black-Scholes option pricing model assuming expected life of three years, a risk-free interest rate of 4.28% and an expected volatility of 105%.

The Company’s stock option activity was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Options	Price	Life

Balance, December 31, 2005	2,350,200	$0.20	1.78 years
Granted	480,000	0.16
Expired	(739,200)	0.40
Exercised	(1,000,000)	0.10

Balance, September 30, 2006 (Unaudited)	1,091,000	$0.13	1.68 years

LUNA TECHNOLOGIES INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 (UNAUDITED)

Note 5 – Capital Stock (continued)

Share Purchase Warrants
The Company’s share purchase warrant activity was as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life

Balance, December 31, 2005	2,518,750	$0.44	1.96 years
Granted	600,000	0.35
Expired	(285,000)	1.00

Balance, September 30, 2006 (Unaudited)	2,833,750	$0.36	2.09 years

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

Note 7 – Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2006	2005

Interest paid	$4,385	$2,659
Income taxes paid	$-	$-
Fair value of stock bonus grants	$1,498,200	$24,400
Fair value of option grants	$48,000	$-

Note 8 – Subsequent Events

On November 6, 2006 the 45 day hold on the conversion of outstanding notes expired without the redemption of the remaining balance. Under the terms of the September 21, 2006 agreement with the note holders, all conversion activities would cease to allow the Company to redeem the remaining balance outstanding. If the Company was not able to redeem the outstanding balance within the 45 day period, the note holders would be entitled to receive an additional 1,000,000 unregistered shares. The 1,000,000 shares were issued on November 17, 2006.

On November 7, November 14 and November 15, 2006, the Company issued 500,000 shares of common stock for the partial conversion of the secured convertible notes of $10,650, $9,750 and $9,150 respectively, pursuant to the December 16, 2005 Securities Purchase Agreement. As of November 20, 2006, 2,685,714 registered shares remain available for conversion.

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

Our Business

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Sales: Sales of $262,870 during the three months ended September 30, 2006 increased $73,527 or 39% over the same period ended September 30, 2005. The increase in sales is due to a new reseller agreement with Firecom, Inc. (“Firecom”) which resulted in sales of $124,372 during the quarter, which represents 47% of total sales for the period.

Cost of Sales: Cost of sales of $188,230 during the three months ended September 30, 2006 increased $101,081 over the same period ended September 30, 2005. As a result, gross profit as a percentage of sales was 28% during the three months ended September 30, 2006 as compared to 54% over the same period ended September 30, 2005. Both the increase in overall costs and the decrease in gross profit as a percentage of sales result primarily from new product sales and pricing structure changes. The new products being distributed were not previously manufactured by the Company, and expected costs increased due to production inefficiencies that should decrease over time. The decrease in gross margin was also affected by a one-time write down of shipping surcharges.

Operating Expenses: General and administrative expenses of $4,027,348 during the three months ended September 30, 2006 increased $3,795,333 over the same period ended September 30, 2005. Significant changes in operating expenses are outlined as follows:

  During the three months ended September 30, 2006 the Company issued stock-based consulting fees with a value of $873,500, stock-based management fees with a value of $2,482,500, and stock-based wages and benefits with a value of $10,800. No stock-based compensation was recorded in the three months ended September 30, 2005.

  Interest increased to $272,547 in the three months ended September 30, 2006 from $658 in the three months ended September 30, 2005, due primarily interest charged on the beneficial conversion feature of the convertible debt and accrued interest on the convertible debt.

  Office and general expenses increased to $110,756 in the three months ended September 30, 2006 from $64,362 in the three months ended September 30, 2005, due primarily to significant increases in travel related costs from a more active sales presence on the east coast of North America.

  Wages and benefits increased to $142,995 in the three months ended September 30, 2006 from $31,625 in the three months ended September 30, 2005, due primarily to an increase in payroll costs for sales and management, and the commission cost associated with sales during the period.

Net Loss: The Company experienced a $3,952,708 net loss from operations for the three months ended September 30, 2006 which is $3,822,887 greater than the three months ended September 30, 2005. The increase in net loss from operations results primarily from stock-based compensation, interest charged on the beneficial conversion feature of the convertible debt, and increases in operating expenses described above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Sales: Sales of $879,655 during the nine months ended September 30, 2006 increased $351,838 or 67% over the same period ended September 30, 2005. The significant increase in sales is due to the Firecom agreement which commenced during the period and resulted in total sales of $567,244, which represents 64% of total sales.

Cost of Sales: Cost of sales of $665,363 during the nine months ended September 30, 2006 increased $392,151 over the same period ended September 30, 2005. As a result, gross profit as a percentage of sales was 24% during the nine months ended September 30, 2006 as compared to 48% over the same period ended September 30, 2005. Both the increase in overall costs and the decrease in gross profit as a percentage of sales result primarily from new product sales and pricing structure changes. The new products being distributed were not previously manufactured by the Company, and expected costs increased due to production inefficiencies that should decrease over time. The decrease in gross margin was also affected by a one-time write down of shipping surcharges.

Operating Expenses: General and administrative expenses of $7,423,031 during the nine months ended September 30, 2006 increased $6,786,466 over the same period ended September 30, 2005. Significant changes in operating expenses are outlined as follows:

  During the nine months ended September 30, 2006 the Company issued stock-based consulting fees with a value of $2,259,500, stock-based management fees with a value of $2,632,500, and stock-based wages and benefits with a value of $71,700. Stock-based consulting fees with a value of $24,400 were recorded in the nine months ended September 30, 2005.

  Consulting fees increased to $99,417 in the nine months ended September 30, 2006 from $33,644 in the nine months ended September 30, 2005, due primarily to a marketing services and financial consulting agreements that was not in place in the prior year, and a one-time fee associated with staff recruitment.

  Interest increased to $600,190 in the nine months ended September 30, 2006 from $2,659 in the nine months ended September 30, 2005, due primarily to interest charged on the beneficial conversion feature of the convertible debt and accrued interest on the convertible debt.

  Loss on settlement of debts increased to $614,113 in the nine months ended September 30, 2006 from nil in the nine months ended September 30, 2005, due to charges for the valuation of debt settlement agreements where the issue price was below market price at the time of the transactions.

  Office and general expenses increased to $297,537 in the nine months ended September 30, 2006 from $160,004 in the nine months ended September 30, 2005, due primarily to significant increases in travel related costs from a more active sales presence on the east coast of North America.

  Professional fees increased to $234,038 in the nine months ended September 30, 2006 from $85,531 in the nine months ended September 30, 2005 which results from assistance and services related to the increased number of filings, transactions and potential transactions during the current period.

  Wages and benefits increased to $383,242 in the nine months ended September 30, 2006 from $149,897 in the nine months ended September 30, 2005, due primarily to an increase in payroll costs for sales and management, penalties on the late-filing of payroll deductions, and the commission cost associated with sales during the period.

Net Loss: The Company experienced a $7,208,739 net loss from operations for the nine months ended September 30, 2006 which is $6,826,779 greater than the nine months ended September 30, 2005. The increase in net loss from operations results primarily from stock-based compensation, the loss on settlement of debts, interest charges, and increases in operating expenses described above.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, the Company's operations used $794,982 in cash. The Company satisfied its operational requirements during the period through the issuance of convertible debentures for a total of $600,000, proceeds from the issuance of common stock totaling $105,000, and advances converted to equity under debt settlement agreements totaling $137,500.

The Company anticipates its capital needs during the twelve month period ended September 30, 2007 to be approximately $1,200,000 for general and administrative expenses, including $100,000 for research and development.

The Company does not have any available credit, bank financing or other external sources of liquidity. Due to operating losses of the Company since inception, the Company's operations have not been a source of liquidity. As at September 30, 2006, the Company has a working capital deficiency of $273,518. The ability of the Company to continue as a going concern is dependent on the Company raising additional capital and becoming profitable.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

We have generated small revenues since our incorporation and we will continue to incur operating loss for the foreseeable future. We had limited cash as of September 30, 2006. We estimate our average monthly operating expenses to be approximately $115,000. As a result, we need to generate significant revenues from our operations or acquire financing. We cannot assure that we will be able to successfully exploit and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our financial statements for the year ended December 31, 2005.

We have generated limited revenues to date and may never achieve profitability.

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including, but not limited to, cost of production, volume of sales and variations in expenditures for personnel and marketing. For the fiscal year ended December 31, 2005, we had revenues of $673,821 and $262,870 in revenues for the three month period ended September 30, 2006. We may incur significant expenditures for research and development of new products or improvements to our existing products which could adversely affect our ability to generate a profit. We may be unable to achieve profitability on a quarterly or annual basis. If we do not achieve profitability, we will be forced to curtail our operations and go out of business. Consequently, investors may lose all of their investment.

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

As a result of losses since our inception, our independent registered public accounting firm in their report on our financial statements for the fiscal year ended December 31, 2005, raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to generate a profit and/or raise additional capital. We do not have any available credit, bank financing or other external sources of liquidity. Due to our operating losses, our operations have not been a source of liquidity. At September 30, we had a working capital deficiency of $273,518. Our ability to continue as a going concern is dependent on our raising additional capital and on future profitable operations. Our continued net operating losses increases the difficulty in our ability to raise additional capital and there can be no assurances that the infusion of capital will prove successful.

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

As of November 17, 2006, we had 42,478,398 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 50,924,333 shares of common stock at current market prices and outstanding warrants to purchase 2,833,750 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The continuously adjustable conversion price feature of our secured convertible notes could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our outstanding secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of November 17, 2006 of $0.03:

% Below Market	Price Per Share	Discount of 50%	Number of Shares Issuable
25%	$0.0225	$0.01125	67,900,000
50%	$0.0150	$0.00750	101,800,000
75%	$0.0075	$0.00375	203,700,000

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief financial officer. Based upon that evaluation, our company’s president along with our company’s chief financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried our evaluation.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2006 and up to the date of this report, the Company issued 4,000,000 unregistered shares of its common stock for pursuant to consulting services agreements, and 1,000,000 unregistered shares of its common stock pursuant to an agreement with the holders of the Company’s convertible notes.

Item 3. Defaults Upon Senior Securities.

The Company is currently under default in connection with the non interest bearing promissory note payable to Douglas Sinclair for outstanding management fees. Refer to Note 3 of our September 30, 2006 interim period unaudited consolidated financial statements, as included in this Report on Form 10-QSB, for details.

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

10.26

Letter Agreement dated September 20, 2006 among Luna Technologies International, Inc. and AJW Offshore Ltd., AJW Qualified Partners, LLC, AJW Partners, LLC and New Millennium Capital Partners II, LLC. (Filed herewith)

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

LUNA TECHNOLOGIES INTERNATIONAL, INC.

Date: November 20, 2006	By:	/s/ Kimberly Landry
Kimberly Landry
Chief Executive Officer

/s/ L. James Porter
L. James Porter
Chief Financial Officer